Form 10-Q
period 1997-09-30
SUCCESS BANCSHARES INC
filed 1997-11-14
CIK 1009569

U.S. Securities and Exchange Commission
                            Washington, D.C.  20549

                                   FORM 10-Q

     (Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES    EXCHANGE
ACT OF 1934

               For the quarterly period ended September 30, 1997

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE  EXCHANGE ACT

For the transition period from __________  to  ____________

                        Commission File Number 0-23235
                                                -------

                    SUCCESS BANCSHARES, INC.
                   --------------------------
            (Exact Name of Registrant as Specified in Its Charter)

                  Delaware                        39-3497664
                  ----------                      ------------
(State or Other Jurisdiction of    (I.R.S. Employer Identification No.)
Incorporation or Organization)

One Marriott Drive, Lincolnshire, IL                             60069
-----------------------------------------------                  ------
(Address of Principal Executive Offices)                     (Zip Code)

                                (847) 634-4200
                                ---------------
             (Registrant's Telephone Number, Including Area Code)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes [  ]                 No  [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock 2,916,624 shares $0.0001 per value, outstanding as of November 10, 1997.





FORM 10-Q

                           SUCCESS BANCSHARES, INC.

                                     INDEX


Part I.   Financial Information:                                     Page

          Item 1. Financial Statements

                  Unaudited Consolidated Balance Sheets
                  Unaudited consolidated Statements of Operations
                  Unaudited Consolidated Statements of Cash Flows
                  Notes to Unaudited Consolidated
                     Financial Statements
          Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations

Part II.  Other Information

          Item 2. Changes in Securities and Use of Proceeds

          Item 4. Submission of Matters to a Vote of Security
                     Holders

          Item 6.

               (a)Exhibits
                  11.  Computation of Earnings Per Share
                  27.  Financial Data Schedule

               (b)Reports on Form 8-K
                  None

Form 10-Q Signature Page



                   SUCCESS BANCSHARES, INC. AND SUBSIDIARIES
                     UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                 September 30,  December 31,
                                                     1997           1996
                                                  -----------   ------------
                                              (In Thousands, except share date)
ASSETS
 Cash and equivalents                             $    17,618  $   13,833
 Interest-bearing time deposits with
   financial institutions                                  99          99
 Securities available-for-sale                         18,350      15,147
 Securities held-to-maturity (fair value $32,313
  and $33,060 in 1997 and 1996, respectively)          31,691      32,560
 Real estate loans held-for-sale                           --         117
 Loans, less allowance for loan losses of $1,892
  at 1997 and $1,425 at 1996                          264,071     203,299
 Premises and equipment, net                            8,589       7,049
 Interest receivable                                    2,631       1,761
 Other assets                                           2,553       2,484
                                                  -----------  ----------
TOTAL ASSETS                                      $   345,602  $  276,349
                                                   ==========  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
 Deposits
 Non-interest bearing deposits                    $    41,721  $   42,596
 Interest bearing deposits                            261,786     202,509
                                                  -----------  -----------
     Total deposits                                   303,507     245,105

 Note payable                                           7,415       4,815
 Federal Home Loan Bank advances                       10,775       5,152
 Securities sold under repurchase agreements            6,513       4,255
 Demand notes payable to U.S. Government                  545       1,586
 Convertible subordinated debentures                    3,167       3,167
 Interest payable and other liabilities                 2,132       1,645
                                                   ----------  -----------
     TOTAL LIABILITIES                                334,054     265,725
                                                   ----------  ----------
Minority Interest in Subsidiary Bank                      557         524

Stock owned by Employee Stock Ownership Plan (ESOP)
 participants; 91,104 common shares at 1997 and
 54,789 Series B preferred shares at 1996, net of
 ESOP loan of $187 and $137 in 1997 and 1996,
 respectively                                             952         866

SHAREHOLDERS' EQUITY:
 Preferred stock, $0.001 par value, 1,000,000
  shares authorized, none issued                           --          --
 Common stock. $0.001 par value at 197 and $1 at
  1996, 7,500,000 shares authorized, 1,141,863
  and 953,391 shares issued and outstanding at
  1997 and 1996, respectively                               1         955
 Class A common stock, $1 par value, 1,000,000 shares authorized, 115,500 shares issued and



  outstanding at 1996                                    --           116
 Additional Paid-in capital                             5,684       4,372
 Retained earnings                                      4,767       4,370
                                                  -----------  -----------
                                                       10,452       9,813
 Unrealized loss on securities, net of tax              (413)       (579)
                                                  ----------   -----------
TOTAL SHAREHOLDERS' EQUITY                             10,039       9,234
                                                  ----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $   345,602  $  276,349
                                                  ===========  ===========

See notes to unaudited consolidated financial statements.



                   SUCCESS BANCSHARES, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Three Months Ended
                                                         September 30,
                                                     1997         1996
                                                  -----------  -----------
                                              (In thousands, except share data)
Interest income:
 Loans (including fee income)                     $     5,611  $    4,202
 Investment securities                                    708         861
 Other interest income                                     40         117
                                                   ----------  -----------
                                                        6,359       5,180
Interest expense:
 Deposits                                               2,843       2,162
 Note payable                                             140         154
 Convertible subordinated debentures                       94         129
 Other borrowings                                         317         202
                                                   ----------  -----------
                                                        3,394       2,647
                                                   ----------  -----------
Net interest income                                     2,965       2,533
Provision for loan losses                                 273          41
                                                   ----------  -----------
Net interest income after provision
 for loan losses                                        2,692       2,492

Other operating income:
 Service charges on deposit accounts                      480         360
 Gain on sale of loans                                     26          18
 Credit card processing income                          1,501       1,329
 Other noninterest income                                  38          29
                                                   ----------  -----------
                                                        2,045       1,736
Other operating expenses:
 Salaries and employee benefits                         1,507       1,331
 Occupancy and equipment expense                          501         451
 Data processing                                          232         151
 Credit card processing expenses                        1,373       1,277
 Other noninterest expenses                               746         682
                                                   ----------  -----------
                                                        4,359       3,892
Minority interest in income of subsidiary bank             13          30
                                                   ----------   ---------
Income before income taxes                                365         306

Income tax expense                                         83          85
                                                  -----------  -----------
Net income                                                282         221
Preferred stock dividends                                  --          27
                                                  -----------  -----------
Net income applicable to common stock             $       282  $      194
                                                  ===========  ===========

Earnings per common and common equivalent share:
 Primary earnings per share                       $      0.22  $     0.17



 Weighted average common and common equivalent
  shares outstanding                                1,297,603   1,296,474
 Fully diluted earnings per share                       $0.21       $0.17
 Weighted average fully diluted shares outstanding  1,624,585   1,296,474

See notes to unaudited consolidated financial statements.



                 SUCCESS BANCSHARES, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Nine Months Ended
                                                       September 30,
                                                     1997         1996
                                                  -----------  -----------
                                              (In thousands, except share data)
Interest income:
 Loans (including fee income)                     $    15,299  $   12,269
 Investment securities                                  2,101       2,286
 Other interest income                                    174         193
                                                   ----------  -----------
                                                       17,574      14,748
Interest expense:
 Deposits                                               7,770       6,341
 Note payable                                             329         285
 Convertible subordinated debentures                      279         279
 Other borrowings                                         741         548
                                                   ----------  -----------
                                                        9,119       7,453
                                                   ----------  -----------
Net interest income                                     8,455       7,295
Provision for loan losses                                 501         169
                                                   ----------  -----------
Net interest income after provision
 for loan losses                                        7,954       7,126

Other operating income:
 Service charges on deposit accounts                    1,397       1,044
 Gain on sale of loans                                     54         100
 Credit card processing income                          4,346       3,717
 Other noninterest income                                 161         174
                                                   ----------  -----------
                                                        5,958       5,035
Other operating expenses:
 Salaries and employee benefits                         4,385       4,069
 Occupancy and equipment expense                        1,480       1,258
 Data processing                                          720         442
 Credit card processing expenses                        4,138       3,490
 Other noninterest expenses                             2,256       2,114
                                                   ----------  -----------
                                                       12,979      11,373
Minority interest in income of subsidiary bank             20          43
                                                   ----------   ---------
Income before income taxes                                913         745

Income tax expense                                        271         177
                                                  -----------  -----------
Net income                                                642         568
Preferred stock dividends                                  40          54
                                                  -----------  -----------
Net income applicable to common stock             $       602  $      514
                                                  ===========  ===========

Earnings per common and common equivalent share:
 Primary earnings per share                       $      0.50  $     0.44



 Weighted average common and common equivalent
  shares outstanding                                1,284,007   1,278,379
 Fully diluted earnings per share                       $0.49       $0.44
 Weighted average fully diluted shares outstanding  1,651,231   1,278,379

See notes to unaudited consolidated financial statements.



                   SUCCESS BANCSHARES, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Nine Months Ended
                                                         September 30,
                                                     1997         1996
                                                  -----------  -----------
                                                      (in thousands)
Net cash provided by operating activities         $     1,221  $    3,643
                                                  -----------  -----------
Cash Flows from Investing Activities:
 Proceeds from maturities of available-for-
  sale securities                                       3,495       1,570
 Purchase of available-for-sale securities            (6,479)     (2,143)
 Purchase of held-to-maturity securities                   --       (615)
 Proceeds from maturities of held-to-maturity
  securities                                              954       2,364
 Loans made to customers, net                        (61,121)    (17,592)
 Premises and equipment expenditures                  (2,169)     (2,060)
 Purchase of subsidiary bank stock                        (1)        (40)
                                                  -----------  -----------
Net cash (used in) investing activities              (65,321)    (18,516)
                                                  -----------  -----------
Cash Flows from Financing Activities:
 Decrease in non-interest bearing deposits              (875)       (765)
 Increase in interest bearing deposits                 59,277       6,685
 Increase (decrease) in demand notes payable
  to U.S. Government                                  (1,041)         513
 Increase in securities sold under agreements
  to repurchase                                         6,520       1,699
 Repayments of notes payable                            (400)     (1,415)
 Proceeds from notes payable                            3,000       3,000
 Net increase in Federal Home Loan Bank advances        1,361       3,202
 Issuance of convertible subordinated debentures          --          755
 Issuance of common stock                                 133       1,160
 Loan to ESOP                                            (50)          --
 Dividends paid                                          (40)        (54)
                                                  -----------  -----------
Net cash provided by financing activities              67,885      14,780
                                                  -----------  -----------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS             3,785        (93)
Cash and equivalents at beginning of period            13,833      20,559
                                                  -----------  -----------
CASH AND EQUIVALENTS AT END OF PERIOD             $    17,618  $   20,466
                                                  ===========  ===========

See notes to unaudited consolidated financial statements.


NOTE 1 -  Basis of Presentation

The financial information of Success Bancshares, Inc. and subsidiaries included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of the interim period ended September 30, 1997 are not necessarily indicative of the results expected for the year ended December 31, 1997.

NOTE 2 - Recent Accounting Developments

The Financial Accounting Standards Board (FASB) has issued Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, which became effective for transactions occurring after December 31, 1996, except for transactions relating to secured borrowings and collateral for which the effective date is December 31, 1997. The Statement does not permit earlier or retroactive application. The Statement distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. A transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interest in the transferred assets is received in exchange. The Statement also establishes standards on the initial recognition and measurement of servicing assets and other retained interest and servicing liabilities, and their subsequent measurement. The Statement requires that debtors reclassify financial assets pledged as collateral and that secured parties recognize those assets and their obligation to return them in certain circumstances in which the secured party has taken control of those assets. In addition, the Statement requires that a liability be derecognized only if the debtor is relieved of its obligation through payment to the creditor or by being legally released from being the primary obligor under the liability either judicially or by the creditors.

The Company adopted the applicable provisions of this Statement as of January 1, 1997. Management does not believe the application of the Statement to transactions of the Bank that have been typical in the past will materially affect the Bank's financial position and results of operations.

The FASB has issued Statement No. 128, Earnings per Share, which supersedes APB Opinion No. 15. Statement No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants and convertible securities, outstanding that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per share amounts. All other entities are required to present basic and diluted per share amounts. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations. All entities required to present per share amounts must initially apply Statement No. 128 for annual and interim periods ending after December 15, 1997. Earlier application is not permitted.

Because the Company has potential common stock outstanding (convertible preferred stock, convertible debentures and stock options to employees), the Company will be required to present basic and diluted earnings per share. If the Company had applied Statement No. 128 in the accompanying financial statements, the following per share information would have been reported:


Note 2 - Recent Accounting Developments, continued

                                             For the three   For the nine
                                             months ended    months ended
                                             September 30    September 30
                                             1997    1996     1997   1996
                                            -------------------------------
Basic earnings per share                    $0.23   $0.16    $0.51  $0.44
Diluted earnings per share                   0.21    0.15     0.47   0.42

In June 1997, the FASB issued Statement 130, Reporting Comprehensive Income. The Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Statement does not address when transactions are recorded, how they are measured in the financial statements, or whether they should be included in net income or other comprehensive income. The Statement is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. Management has not assessed the effect that this statement will have on its financial statement presentation.

Also in June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. The Statement establishes standards for the way that public companies report information about operating segments in annual financial statements and requires that those enterprises report selected financial information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is required to be restated. Management has not assessed the effect that this statement will have on its financial reporting practices.


Note 3 - Subsequent Events

The Company completed a public offering of common stock in October 1997 in which it sold 1,380,000 shares of $0.0001 par value common stock at $12.50 per share. The net offering proceeds of this offering were approximately $15.7 million. The proceeds will be used to pay off the $7.4 million note payable and to support the future growth of the Company.


Note 4 - Earnings Per Common Share

Primary earnings per share are computed by dividing net income, after deducting any dividends on preferred stock, by the weighted average number of common shares outstanding. Stock options and Series B Preferred stock are regarded as common stock equivalents and are considered in earnings per share calculations if dilutive. Fully diluted earnings per share assume that the convertible subordinated debt is converted into common stock upon issuance or at the beginning of the year, as applicable, if the debt qualified as common stock equivalents. If the result of the assumed conversion is dilutive, the interest expense on the convertible subordinated debentures is eliminated while the number of common stock shares is increased. In 1996 the assumed conversion of the subordinated debt would have had an antidilutive effect.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    GENERAL

The Company's principal business is conducted by its majority owned subsidiary, Success National Bank (the "Bank") and consists of full service community banking. The profitability of the Company's operations depends primarily on its net interest income, provision for loan losses, other operating income, and other operating expenses. Net interest income is the difference between the income the Company receives on its loan and investment portfolios and its cost of funds, which consists of interest paid on deposits and borrowings. The provision for loan losses reflects the cost of credit risk in the Company's loan portfolio. Other operating income consists of service charges on deposit accounts, securities gains, gains on sale of loans, credit card processing income and fees and commissions. Other operating expenses include salaries and employee benefits as well as occupancy and equipment expenses, credit card processing expenses, and other non-interest expenses.

Net interest income is dependent on the amounts and yields of interest earning assets as compared to the amounts of and rates on interest bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the Company's asset/liability management procedures in coping with such changes. The provision for loan losses is dependent on increases in the loan portfolio, management's assessment of the collectibility of the loan portfolio, as well as economic and market factors. Non-interest expenses are heavily influenced by the growth of operations, with additional employees necessary to staff and open new branch facilities and marketing expenses necessary to promote them. Growth in the number of account relationships directly affects such expenses as data processing costs, supplies, postage and other miscellaneous expenses.


Operating Results

For the three months ended September 30, 1997, net income was $282,000 or $0.22 per share, an increase of 27.6% from the net income of $221,000 or $0.17 per share for the same period in 1996. For the first nine months of 1997 net income was $642,000 or $0.50 per share, an increase of $74,000 or 13.0% from net income of $568,000 or $0.44 per share for the same period in 1996.

Net Interest Income

The major source of earnings for the Company is net interest income. The related net interest margin represents the net interest income as a percentage of average earning assets during the period. The following table sets forth the average daily balances, net interest income and expenses and average yields and rates for the Company's earning assets and interest bearing liabilities for the indicated periods on a tax equivalent basis assuming a 34% tax rate.


                                   Nine Months Ended September 30,
                                        1997                     1996

                               Average         Average  Average         Average
Assets                         Balance Interest  Rate   Balance Interest Rate
                              ------------------------------------------------
                                             (Dollars in thousands)

Loans (1)                       $226,076 $15,308  9.03% $178,905$12,274   9.15%
Taxable investment securities     39,043   1,777   6.07   40,370  1,947   6.43
Investment securities exempt
 from Federal income taxes         8,236     468   7.58    8,878    504   7.57
Interest bearing deposits with
 financial institutions            1,803      79   5.84    1,970     85   5.75
Other interest earnings assets     2,343      95   5.41    2,770    108    5.2
                                -------- -------  ----- -------- ------  ------
Total interest earning assets   $277,501 $17,727  8.52%  232,893$14,918   8.54%
Non-interest earning assets       24,426                  18,685
                                --------                --------
     Total assets               $301,927                $251,578
                                ========                ========

Liabilities & Shareholders' Equity

Deposits:
 NOW & money market accounts     $84,500  $2,162  3.41%  $75,083 $1,672   2.97%
 Savings deposits                 19,647     487    3.3   18,249    437   3.19
 Time deposits                   118,067   5,121   5.78   94,268   4.23   5.99
 Notes payable                     5,137     329   8.54    3,894    285   9.76
 Other borrowings                 21,111   1,020   6.44   16,544    827   6.67
                                -------- -------  ----- -------- ------  ------
Total interest bearing
 liabilities                     248,462   9,119   4.89  208,038  7,453   4.78
Demand deposits - non-interest
 bearing                          40,336                  32,768
Other non-interest bearing
 liabilities                       2,078                   1,089
Minority interest in subsidiary
 bank                                539                     512
Shareholder's equity (2)          10,512                   9,171
                                --------                --------
Total liabilities &
 shareholders' equity           $301,927                $251,578
                                ========                ========
Net Interest Income                       $8,608                 $7,465
                                          ======                 ======
Net Interest Margin  (annualized)                 4.14%                   4.27%
                                                  =====                   =====

(1) Non-accrual loans are included in average loans.
(2) Includes stock owned by Employee Stock Ownership Plan ("ESOP") participants, net of ESOP loan.


The decline in annualized net interest margin for the nine months ended
September 30, 1997 compared with the same period of 1996, is primarily attributable to a decline in the rate earned on loans as market pressures forced the Bank to be more competitive in commercial loan pricing as well as


the effect of promotional rate home equity products. The situation was further impacted by promotional deposit programs to fund the substantial growth experienced by the Company. To the extent the Company continues to grow utilizing promotional products, the net interest margin could experience further compression.

The following table represents a reconciliation of fully tax equivalent net interest income:

(thousands)
Fully tax equivalent net interest income for the
 nine months ended September 30, 1996                                 $7,465
Change due to average earnings assets fluctuations                     1,474
Change due to interest rate fluctuations                               (331)
                                                                      ------
Fully tax equivalent net interest income for the
 nine months ended September 30, 1997                                 $8,608
                                                                      ======

Provision for Loan Losses

The provision for loan losses increased to $273,000 for the quarter ended September 30, 1997 versus $41,000 for the comparable period for the prior year. For the nine months ended September 30, 1997 the provision for loan losses was $501,000, compared with $169,000 in the preceding year. These increased provisions were required to support the growth of the Company's loan portfolio, as more fully discussed below.

Other Operating Income

Other operating income for the three and nine months ended September 30, 1997 was $2.0 million and $6.0 million, respectively. These figures for the three and nine months ended September 30, 1996 were $1.7 million and $5.0 million, respectively. The increase in other operating income for these periods resulted primarily from increased service charges on deposit accounts directly attributable to the $70.3 million (30.1%) increase in deposit accounts from September 30, 1996 to September 30, 1997, and an increase in credit card processing income due primarily to a 15.2% increase in the amount of credit card sales processed through the nine months ended September 30, 1997, when compared with the same period in the prior year.

Other Operating Expenses

In the third quarter of 1997 other operating expenses increased $467,000 and represented a 12.0% increase from the comparable period in 1996 of $3.9 million. This increase reflects the higher level of expenditures required to support the Company's growth. Salaries and employee benefits increased to $1.5 million for the three months ended September 30, 1997 versus $1.3 million for the same period for the prior year. This increase of $176,000 reflects increased staff to support the growth of deposit and loan accounts at existing banking locations, which are required to maintain high levels of customer service as well as the staffing requirements of two new locations opened in 1997 (downtown Deerfield and Arlington Heights).

Other operating expenses for the nine months ended September 30, 1997 were
$13.0 million and represented a $1.6 million or 14.1% increase from the same period in 1996.  Salaries and employee benefits were $4.4 million and were
$316,000 higher than the same period in 1996 for the reasons previously stated.


Data processing expenses increased $278,000 for the nine months ended September 30, 1997, compared with the same period in 1996, primarily due to substantially higher volume levels and the costs associated with the conversion of the Company's data processing provider in March, 1997. Additionally, credit card processing expenses of $4.1 million for the nine months ended September 30, 1997 were $648,000 higher than the prior year due to the increase in the amount of credit card sales processed.

Income Taxes

The Company recorded income tax expense of $83,000 for the three months ended September 30, 1997 compared to income tax expense of approximately $85,000 in the same period of 1996. For the nine months ended September 30, 1997 and 1996, income tax expense was $271,000 and $177,000, respectively which increase is attributed to an increase in earnings before taxes.


Financial Condition

Loans

The loan portfolio is the largest category of the Company's interest earnings assets. Since December 31, 1996 total loans as a percentage of total assets have increased to 77.1 % at September 30, 1997, from 74.3 %.

The increase in loans outstanding has been a result of the Bank's active solicitation of new lending relationships in the commercial area and through the utilization of a 7.5% three year fixed rate home equity loan promotion during 1997.

The following table sets for the composition of the loan portfolio:

                                   September 30, 1997       December 31, 1996
                                           Percent of             Percent of
                                  Amount    Portfolio     Amount  Portfolio
                                  ------------------------------------------
                                           (Dollars in thousands)
Commercial                        $80,784     30.31%      $58,912    28.68%
Real estate - construction         13,573       5.09       12,282     5.98
Real estate - mortgage             99,547      37.36       84,920    41.34
Home equity                        62,955      23.62       43,193    21.03
Installment                         9,286       3.46        5,615     2.73
Credit Cards                          401       0.15          503     0.24
                                  -------    -------      -------   -------
     Total gross loans            266,546    100.00%      205,425   100.00%
                                             =======                =======
Unearned discount                      -                      (2)
Net deferred loan fees              (204)                   (261)
Unaccreted discount resulting
 from loss on transfer of loans
 held for sale to portfolio         (379)                   (438)
                                 --------                --------
Loans net of unearned discount
 and net deferred loan fees       265,900                 204,724
Allowance for loan losses         (1,892)                 (1,425)
                                 --------                --------
     Net loans                   $264,071                $203,299
                                 ========                ========



Non-performing Loans

Non-performing loans include:  (1) loans accounted for on a non-accrual basis;
(2) accruing loans contractually past due ninety days or more as to interest or principal payment; and (3) loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower.

The Company has a reporting and control system to monitor non-performing loans. The following table provides certain information on the Company's non-performing loans at the dates indicated.

                                           September 30,   December 31,
                                                1997            1996
                                           -------------   -------------
                                                  (Dollars in thousands)
Non-accrual                                       $1,109         $     -
90 days or more past due, still accruing             660             118
Restructured                                           -               -
                                                  ------         -------
Total non-performing loans                        $1,769            $118
                                                  ======          ======

Non-performing loans to total loans, net of
 unearned discount and net deferred loan fees      0.67%           0.06%
                                                   =====          ======

Non-performing loans to allowance for
 loan losses                                     108.59%           8.28%
                                                 =======           =====

The increase in non-performing loans of $1.7 million from December 31, 1996 to September 30, 1997 is primarily attributable to ten loans. Of these, 3 loans (totaling $642,000) are 90 days or more past due but still accruing interest. Two of these loans, totaling $303,000 are secured by a first lien on residential real estate or a second lien where the Bank also holds the first lien. The remaining loan, for $339,000, is a construction loan on residential units on which the Company holds a partial first lien and second lien. Should management's view of the collectibility of these loans change, they may be transferred to non-accrual status. The other seven large non-performing loans are comprised of two residential mortgages totaling $386,000, and five commercial loans (totaling $643,000) which are classified as non-accrual. One of these loans (totaling approximately $75,000) is guaranteed 82% by the Small Business Administration. Management is aggressively pursuing collection efforts with respect to each of these non-performing loans.

Loans with principal or interest payments contractually due but not yet paid are reviewed by senior management on a weekly basis and are placed on non-accrual status when scheduled payments remain unpaid for 90 days or more, unless the loan is both well-secured and in the process of collection.
Interest income on non-accrual loans is recorded when actually received in contrast to the accrual basis, which records income over the period in which it is earned, regardless of when it is received.

Potential Problem Loans

In addition to those loans disclosed under "Non-performing Loans," there are


certain loans in the portfolio which management has identified, through its problem loan identification system which exhibit a higher than normal credit risk. However, these loans do not represent non-performing loans to the Company. Management's review of the total loan portfolio to identify loans where there is concern that the borrower will not to able to continue to satisfy present loan repayment terms includes factors such as review of individual loans, recent loss experience and current economic conditions.
Loans in this category include those with characteristics such as those that have recent adverse operating cash flow or balance sheet trends, or have general risk characteristics that the loan officer believes might jeopardize the future timely collection of principal and interest payments. The principal amount of loans in this category as of September 30, 1997 and December 31, 1996 were approximately $474,000 and $983,000, respectively. Loans in this category generally include loans that were classified for regulatory purposes. The decrease in this category is attributed to the migration of some loans into the more serious "non-performing" category. At September 30, 1997, there were no significant loans which were classified by any bank regulatory agency that are not included above as non-performing or as a potential problem loan.

The Bank had no other real estate owned at December 31, 1996 or September 30, 1997.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level considered adequate to provide for potential future losses. The level of the allowance is based upon management's periodic and comprehensive evaluation of the loan portfolio, as well as current and projected economic conditions. Reports of examination furnished by Federal banking authorities are also considered by management in this regard. These evaluations by management in assessing the adequacy of the allowance include consideration of past loan loss experience, changes in the composition of the loan portfolio, the volume and condition of loans outstanding and current market and economic conditions.

Loans are charged to the allowance for loan losses when deemed uncollectible by management, unless sufficient collateral exists to repay the loan.

The following table summarizes transactions in the allowance for loan losses:

                                      Three Months Ended  Nine Months Ended
                                         September 30,      September 30,
                                        1997     1996       1997     1996
                                       -------  ------     -------  -------
                                             (Dollars in thousands)
Allowance at beginning of period       $1,629   $1,266     $1,425    $1,189

Charge-offs                                19       11         74        65
Recoveries                                (9)      (1)       (40)       (4)
                                       ------   ------     ------    ------
Net charge-offs                            10       10         34        61
                                       ------   ------     ------    ------
Provision for loan losses                 273       41        501       169
                                       ------   ------     ------    ------
Allowance at end of period             $1,892   $1,297     $1,892    $1,297
                                       ======   ======     ======    ======
Allowance to total loans, net of
 unearned discount and net
 deferred loan fees                     0.71%    0.72%      0.71%     0.72%


                                        =====    =====      =====     =====
Net charge-offs to average
 loans outstanding
 (annualized)                           0.01%    0.01%      0.02%     0.05%
                                        =====    =====      =====    ======

Control of the Company's loan quality is continually monitored by management and is reviewed by the board of directors and loan committee of the Bank on a monthly basis, subject to the oversight by the Company's Board of Directors through its members who serve on the loan committee. Independent external review of the loan portfolio is provided by the examinations conducted by regulatory authorities, independent public accountants in conjunction with their annual audit, and an independent loan review performed by a consultant engaged by the Board of Directors. The amount of additions to the allowance for possible loan losses which are charged to earnings through the provision for possible loan losses are determined based on a variety of factors, including actual charge-offs during the year, historical loss experience, delinquent loans, and an evaluation of current and prospective economic conditions in the market area. Management believes the allowance for possible loan losses is adequate to cover any potential losses.


Deposits

The following table sets forth deposits at the periods indicated:

                                            September 30, December 31,
                                                 1997         1996
                                             ------------  ----------
                                             (Dollars in thousands)
NOW and money market accounts                     $92,796      $82,106
Savings deposits                                   18,260       19,022
Time deposits                                     150,730      101,381
Demand deposits - non-interest bearing             41,721       42,596
                                                  -------     --------
Total                                            $303,507     $245,105
                                                 ========     ========

The increase in NOW and money market accounts is a result of a 5.12 % APY NOW account promotion run during 1997. The increase in time deposits occurred through promotional pricing and was to fund the additional increase in the Bank's loan portfolio.


Liquidity and Capital Resources

Shareholders' Equity and Capital Standards

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. The regulations require the Company and the Bank to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting principles. The capital classifications are also subject to qualitative judgments by the regulators about risk weightings and other factors.



Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to total average assets (as defined) ("leverage ratio") and minimum ratios of Tier 1 capital and total capital (as defined) to risk-weighted assets (as defined). As of September 30, 1997, the Company's actual total capital to risk-weighted assets ratio of 6.52% is below the minimum ratio of 8.0% established by the Federal Reserve. Failure to meet minimum capital requirements could result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's business and financial results. As of September 30, 1997, the most recent notification from the corresponding regulatory agency categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action. To be considered well capitalized, under this framework, the Bank must maintain minimum leverage, Tier 1 and Tier 2 ratios as set forth in the following table.

The required ratios and the Company's and Bank's actual ratios at September 30, 1997, are presented below:

                                                       To Be Well Capitalized
                                                            Under Prompt
                                            For Capital   Corrective Action
                               Actual    Adequacy Purposes   Provisions
As of September 30, 1997    Actual Ratio   Actual Ratio    Actual  Ratio
                            ------------  -------------- -------- ------
Total Capital (to Risk Weighted Assets):

 Company                    $15,700 6.52%  $19,275  8.0%      N/A
 Bank                        23,993 9.98    19,238  8.0   $24,048  10.0%

Tier 1 Capital (to Risk Weighted Assets):

 Company                     11,961 4.96     9,637  N/A
 Bank                        22,101 9.19     9,619  4.0    14,429   6.0

Tier 1 Capital (to Total Average Assets):

 Company                     11,961 3.96    12,077  4.0       N/A
 Bank                       $22,101 7.33%  $12,059  4.0%  $15,074   5.0%


Operating Investing and Financing Activities

The Company's cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities consists primarily of earnings. Net cash used in investing activities, consisting primarily of loan and investment funding, was $65.3 million and $18.5 million for the nine months ended September 30, 1997 and 1996, respectively. The increased usage is attributed to a much greater volume of loan closings as a result of the Company's growth strategy. Net cash provided by financing activities, consisting principally of deposit growth, was $67.9 million and $14.8 million for the nine months ended September 30, 1997 and 1996, respectively.


Forward Looking Statements



Statements made about the Company's future economic performance, strategic plans or objectives, revenues or earnings projections, or other financial items and similar statements are not guarantees of future performance, but are forward looking statements. By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those in the statements. Important factors that might cause the Company's actual results to differ materially include, but are not limited to, the following:

 . Federal and state legislative and regulatory developments;
 . The impact of continued loan and deposit promotions on the Company's net interest margin;
 . The impact of opening, staffing and operating new branch facilities;
 . Changes in management's estimate of the adequacy of the allowance for loan losses;
 . Changes in the level and direction of loan delinquencies and write-offs;
 . Interest rate movements and their impact on customer behavior and (the Company's) net interest margin;
 . The impact of repricing and competitors' pricing initiatives on loan and deposit products;
 . The Company's ability to adapt successfully to technological changes to meet customers' needs and developments in the marketplace;
 . The Company's ability to access cost effective funding; and . Economic conditions


PART II OTHER INFORMATION

Item 2(d). Changes in Securities and use of Proceeds


Effective Date of the Company's Registration Statement:   September 19, 1997

Commission File Number:                                            333-32561

Date the offering commenced:                              September 19, 1997

Names of Managing Underwriters:                      EVEREN Securities, Inc.

Class of Securities Registered:                                 Common Stock

Amount Registered and Sold:                                 1,380,000 Shares

Aggregate Price of Offering Amount Registered and Sold:          $17,250,000

Underwriter's discounts and commissions                              905,625

Finders fees                                                               -

Expenses paid to or for underwriters                                 100,000

Other expenses                                                       550,000
                                                                 -----------
Total expenses                                                       650,000
                                                                 -----------
Net offering proceeds                                            $15,694,375
                                                                 ===========
Use of net offering proceeds:

Repayment of principal on the amount outstanding under the
Company's $8 million revolving line of credit                     $7,415,000

Contributed to the Bank to support continued growth of the
Bank's loan portfolio                                              6,000,000

Maintained at Company for cash flow                                2,279,375
                                                                 -----------
                                                                 $15,694,375
                                                                 ===========
Item 4. Matters Submitted to a Vote of Security Holders

(a). The annual meeting of shareholders was held on July 23, 1997.
(c). At the annual meeting of shareholders the following matters were submitted to a vote of the shareholders:

     1. Proposal to approve an Amendment to the Company's Restated Certificate of Incorporation that permitted the conversion of each share of Class A Common Stock, $1.00 par value per share, into 0.8749 shares of Common Stock, $1.00 par value per share. Only holders of Class A Common Stock were allowed to vote on this matter.

          Votes for:          Votes Against:      Abstained:
          73,900                   None                None


2. Proposal to approve an Amendment to the Company's Restated Certificate of Incorporation that permitted the conversion, at the option of the Company, of each share of Series B Preferred Stock, $1.00 par value per share, into (1) share of Common Stock, $1.00 par value per share. Only holders of the Series B Preferred Stock were allowed to vote on this matter.

          Votes for:          Votes Against:      Abstained:
          44,784                   448                 119

3. Proposal to approve an Amendment to the Company's Restated Certificate of Incorporation that (i) eliminated the existing class of Perpetual Cumulative Non-Voting Preferred Stock, $25.00 par value per share, and (ii) created a new class of "Blank Check" Preferred Stock.

          Votes for:          Votes Against:      Abstained:
          528,113                  1,605               1,796

4. Proposal to approve an Amendment to the Company's Restated Certificate of Incorporation that (i) increased to 7,500,000 the authorized number of shares of Common Stock available for issuance, and (ii) changed the par value of each share of Common Stock from $1.00 to $0.001.

          Votes for:          Votes Against:      Abstained:
          526,036                  2,078               3,401

5. Proposal to approve an Amendment of the Company's Restated Certificate of Incorporation to provide for a staggered Board of Directors.

          Votes for:          Votes Against:      Abstained:
          506,626                  23,353              1,535

6. Proposal to approve the Company's Second Restated Certificate of
Incorporation.

          Votes for:          Votes Against:      Abstained:
          528,408                  1,448               1,658

7. The election of seven directors to the Board of Directors to hold office for terms as indicated:

                                     Term     Votes    Votes
Director:                  Class:    Ends:     For:  Against:  Abstained:
Saul D. Binder              III      2,000   531,266   248         -
Charles G. Freund            I       1,998   530,912   602         -
Avrom H. Goldfeder          II       1,999   531,266   248         -
Samuel Kahan                 I       1,998   531,266   248         -
Sherwin Koopmans            II       1,999   531,266   248         -
George M. Ohlhausen         III      2,000   531,266   248         -
Norman Rich                 III      2,000   530,912   602         -


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   SUCCESS BANCSHARES, INC.
                                   --------------------------
                                   Registrant


DATE: November 14, 1997             /s/Saul D. Binder
                                   ---------------------------
                                   Saul D. Binder
                                   President and Chief Executive Officer


DATE: November 14, 1997             /s/Steven A. Covert
                                   ------------------------------
                                   Steven A. Covert
                                   Executive Vice President
                                   and Chief Financial Officer


Exhibit 11.1

                   Computation of Earnings Per Common Share
                     (In thousands, except share amounts)



                                            Three Months         Nine Months
                                               Ended                Ended
                                           September 30,        September 30
                                           1997      1996       1997     1996
                                        ---------------------------------------
Primary Earnings
 Net income applicable to common stock    $282       $194       $602       $514
 Dividends on convertible preferred stock    -         27         40         54
                                        ------      -----      -----      -----
Net income                                $282       $221       $642       $568
                                        ======      =====      =====      =====
Shares:
 Weighted average number of common
 and common equivalent shares
 outstanding                         1,297,603  1,296,474  1,284,007  1,278,379
 Primary earnings per common and
  common equivalent share                $0.22      $0.17      $0.50      $0.44
                                         =====      =====      =====      =====
Fully Diluted Earnings
 Net income applicable to common stock    $282       $194       $602       $514
 Dividends on convertible preferred stock    -         27         40          -
 Net interest expense related to
  convertible debt                          58          -        171          -
                                         -----      -----      -----      -----
Net income as adjusted                    $340       $221       $813       $568
                                         =====      =====      =====
Shares:
 Weighted average number of common
 and common equivalents shares
 outstanding                         1,297,603  1,296,474  1,284,008  1,278,379
 Assuming conversion of convertible
  debt                                 326,982          -    367,224          -
                                     ---------  ---------  ---------  ---------
Weighted average number of common
 and common equivalents shares
 outstanding as adjusted             1,624,585  1,296,474  1,651,231  1,278,379

Fully diluted earnings per common and
 common equivalent share                 $0.21      $0.17      $0.49      $0.44
                                         =====      =====      =====      =====