Form 10-K
period 1997-12-31
SUCCESS BANCSHARES INC
filed 1998-03-31
CIK 1009569

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                                  FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                   0-23235
                            COMMISSION FILE NUMBER

                           SUCCESS BANCSHARES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                           DELAWARE                                         36-34976644
(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer Identification No.)

                              ONE MARRIOTT DRIVE
                         LINCOLNSHIRE, ILLINOIS 60069
                   (Address of principal executive offices)

                                (847) 634-4200
              Registrant's telephone number, including area code:

                        COMMON STOCK, $0.001 PAR VALUE
          Securities registered pursuant to Section 12(g) of the Act

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was approximately $34.0 million as of March 18, 1998. As of March 18, 1998, the registrant had outstanding 2,922,574 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Shareholders' Report for the year ended December 31, 1997, are incorporated by reference into Part II hereof and portions of the Proxy Statement for the registrant's Annual Meeting of Shareholders to be held on June 24, 1998, are incorporated by reference into
Part III hereof.

                              TABLE OF CONTENTS





                                                    PART I

ITEM 1.  Business ................................................................................   1 - 14
ITEM 2.  Properties ..............................................................................       14
ITEM 3.  Legal Proceedings .......................................................................       15
ITEM 4.  Submission of Matters to Vote of Security Holders .......................................       15


                                                    PART II


ITEM 5.   Market for Registrant's Common Equity and Related Stockholder Matters ..................  15 - 16
ITEM 6.   Selected Financial Data ................................................................       16
ITEM 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations ..       16
ITEM 7A.  Quantitative and Qualitative Disclosure About Market Risk ..............................       16
ITEM 8.   Financial Statements and Supplementary Data ............................................       16
ITEM 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ...       16



                                                    PART III


ITEM 10.  Directors and Executive Officers of the Registrant .....................................       17
ITEM 11.  Executive Compensation .................................................................       17
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management .........................       17
ITEM 13.  Certain Relationships and Related Transactions .........................................       17



                                                    PART IV


ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K ........................  17 - 18
          Signatures .............................................................................       19

PART I


ITEM 1. BUSINESS

Success Bancshares, Inc., a Delaware corporation incorporated in 1984 (the "Company") is a bank holding company headquartered in Lincolnshire, Illinois with total assets of over $375 million at December 31, 1997. Through its majority-owned subsidiary, Success National Bank which was founded in 1973 (the "Bank"), the Company engages in full service community banking. The Bank is also headquartered in Lincolnshire, Illinois, located approximately 35 miles north of downtown Chicago, and has eight branch offices serving individuals and small-to-medium-sized businesses in communities in the north and northwest suburbs of Chicago and the north side of Chicago. These banking facilities, all of which have been established since 1991, are located in Deerfield (2), Libertyville, Lincolnwood (2), Chicago (Lincoln Park), Arlington Heights and Northbrook.

The Company provides community banking services to individuals, small-to-medium-sized businesses, local governmental units and institutional clients primarily in the northern Chicagoland area. These services include traditional checking, NOW, money market, savings and time deposit accounts, as well as a number of innovative deposit products targeted to specific market segments. The Bank offers home equity, home mortgage, commercial real estate, commercial and consumer loans, safe deposit facilities and other innovative and traditional services specially tailored to meet the needs of customers in its target markets. The Company's goal is to continue to offer innovative, attractive financial products to businesses and individuals in its market area. In May, 1996, the Bank became one of the first banks in its market area to go on-line with its own home page on the World Wide Web (http://www.successbank.com). The Bank's home page enables consumers to access information regarding branch locations, deposit and loan rates and economic forecasts.

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements, including the accompanying notes, which appear in the Company's 1997 Annual Report, filed as an exhibit to this Form 10-K.


Securities

The following table sets forth certain information with respect to the Company's securities portfolio.


                                                                         DECEMBER 31,
                                                    --------------------------------------------------------
                                                           1997              1996                1995
                                                    ----------------  -----------------    -----------------
                                                    AMORTIZED  FAIR   AMORTIZED  FAIR      AMORTIZED  FAIR
                                                      COST    VALUE      COST    VALUE       COST     VALUE
------------------------------------------------------------------------------------------------------------
                                                                   (dollars in thousands)
SECURITIES AVAILABLE-FOR-SALE:
  U.S. Treasury.................................    $ 3,775  $ 3,792    $   748  $   754    $ 1,236  $ 1,250
  U.S. government sponsored entities............      3,346    3,301      5,846    5,721      7,845    7,643
  States and political subdivisions, exempt
   from Federal income taxes....................      4,437    4,442      1,565    1,561      1,779    1,769
  Mortgage-backed securities....................      7,019    7,054      2,568    2,585        555      556
  SBA guaranteed loan participation certificates      3,221    3,238      4,337    4,290      4,293    4,359
  Other securities..............................        182      263        110      236         14       99
------------------------------------------------------------------------------------------------------------
     Total......................................    $21,980  $22,090    $15,174  $15,147    $15,722  $15,676
============================================================================================================


SECURITIES HELD-TO-MATURITY:
  U.S. Treasury.................................    $   246  $   248    $   242  $   245    $   238  $   246
  U.S. government sponsored entities............     14,754   14,962     15,368   15,403     17,719   17,907
  States and political subdivisions
   Taxable......................................      1,791    1,899      1,845    1,939      1,845    2,006
   Exempt from Federal income taxes.............      6,506    6,702      6,906    7,041      7,174    7,327
  Mortgage-backed securities....................      5,148    5,409      5,804    6,037      6,384    6,768
  Other securities..............................      3,219    3,219      2,395    2,395      1,696    1,696
------------------------------------------------------------------------------------------------------------
     Total......................................    $31,664  $32,439    $32,560  $33,060    $35,056  $35,950
============================================================================================================

Securities of a Single Issuer

There were no securities of any single issuer, other than the U.S. Treasury or U.S. government sponsored entities, which had a book value in excess of ten percent of shareholders' equity at December 31, 1997.


Securities, Maturities and Yields

The following table sets forth maturities and the weighted average yields of the securities at December 31, 1997.

                                                                                   MATURITY
                                         -------------------------------------------------------------------------------------------
                                            DUE IN ONE YEAR OR    DUE AFTER ONE YEAR    DUE AFTER FIVE YEARS
                                                  LESS            THROUGH FIVE YEARS     THROUGH TEN YEARS      DUE AFTER TEN YEARS
                                         -------------------------------------------------------------------------------------------
                                                      Weighted                Weighted                Weighted              Weighted
                                                      Average                 Average                 Average                Average
                                         Balance       Yield     Balance       Yield       Balance     Yield     Balance      Yield
------------------------------------------------------------------------------------------------------------------------------------
                                                                    (dollars in thousands)
AVAILABLE-FOR-SALE:
U.S. Treasury.........................    $2,030        5.42%     $1,762        6.48%      $     -         -%     $    -         -%
U.S. government sponsored entities....     1,335        3.71         749        5.66         1,217      5.81           -         -
State and political subdivisions(1)...       585        5.86       2,087        6.28         1,770      6.34           -         -
Mortgage-backed securities (2)........     4,007        6.10       3,047        6.80             -         -           -         -
SBA guaranteed loan
  participation certificates (2)......        94        8.22          68        7.48             -         -       3,076      7.02
Other securities......................         -           -           -           -             -         -         263      5.53
------------------------------------------------------------------------------------------------------------------------------------
                                          $8,051        5.54%     $7,713        6.48%      $ 2,987      6.12%     $3,339      6.90%
====================================================================================================================================
HELD-TO-MATURITY:
U.S. Treasury.........................    $  246        6.61%     $    -           -%      $     -         -%     $    -         -%
U.S. government sponsored entities....     3,574        4.87       2,885        6.44         7,835      6.68         460      5.49
States and political subdivisions(1)..       461        7.38       3,049        7.45         1,965      8.16       2,822      8.44
Mortgage-backed securities(2).........         -           -       1,360        7.58         2,948      7.30         840      7.39
Other securities......................         -           -         150        8.00           300      7.65       2,769      5.93
------------------------------------------------------------------------------------------------------------------------------------
                                          $4,281        5.24%     $7,444        7.09%      $13,048      7.07%     $6,891      7.11%
====================================================================================================================================

-----------------------------
(1) The yield is reflected on a fully tax equivalent basis utilizing a 34% tax rate.
(2)  These securities are presented based on contractual maturities.


Loan Portfolio

The loan portfolio is the largest category of the Company's interest earning assets. Since December 31, 1996 total loans as a percentage of total assets have increased to 76.5% at December 31, 1997, from 74.3%.

The following table sets forth the historical composition of the loan portfolio.


                                                                               December 31,
                                       -----------------------------------------------------------------------------------------
                                                 1997                1996                 1995                  1994
                                       -----------------------------------------------------------------------------------------
                                                  Percent of            Percent of            Percent of            Percent of
                                       Amount     Portfolio  Amount     Portfolio  Amount     Portfolio  Amount     Portfolio
--------------------------------------------------------------------------------------------------------------------------------
                                                                     (dollars in thousands)
Commercial..........................   $87,506       30.21%  $58,912       28.68%  $45,217       26.14%  $33,640       23.83%
Real estate - construction..........    13,409        4.63    12,282        5.98    12,821        7.41     8,656        6.13
Real estate - mortgages.............   106,120       36.64    84,920       41.34    68,227       39.44    63,533       45.01
Home equity.........................    72,944       25.18    43,193       21.03    37,820       21.86    30,810       21.83
Installment.........................     9,253        3.19     5,615        2.73     8,655        5.00     4,056        2.87
Credit cards........................       432        0.15       503        0.24       261        0.15       443        0.33
--------------------------------------------------------------------------------------------------------------------------------
   Total gross loans................   289,664      100.00%  205,425      100.00%  173,001      100.00%  141,138      100.00%
                                                    ======                ======                ======                ======

Unearned discount...................         -                    (2)                   (3)                   (8)
Net deferred loan fees..............      (187)                 (261)                 (223)                 (126)
Unaccreted discount from loss on
  transfer of loans from held-for-sale
  to portfolio......................      (373)                 (438)                 (451)                 (513)
--------------------------------------------------------------------------------------------------------------------------------
Loans, net of unearned discount and
  net deferred loan fees............   289,104               204,724               172,324               140,491
Allowance for loan losses...........    (2,079)               (1,425)               (1,189)               (1,000)
--------------------------------------------------------------------------------------------------------------------------------
  Net loans.........................  $287,025              $203,299              $171,135              $139,491
================================================================================================================================


                                                December 31,
                                       --------------------------------
                                                      1993
                                       --------------------------------
                                                            Percent of
                                        Amount               Portfolio
-----------------------------------------------------------------------
Commercial..........................   $34,118                 30.96%
Real estate - construction..........     6,697                  6.08
Real estate - mortgages.............    29,691                 26.94
Home equity.........................    36,366                 33.00
Installment.........................     2,771                  2.51
Credit cards........................       562                  0.51
-----------------------------------------------------------------------
   Total gross loans................   110,205                100.00%
                                                              ======
Unearned discount...................       (18)
Net deferred loan fees..............      (108)
Unaccreted discount from loss on
  transfer of loans from held-for-sale
  to portfolio......................         -
-----------------------------------------------------------------------
Loans, net of unearned discount and
  net deferred loan fees............   110,079
Allowance for loan losses...........      (855)
-----------------------------------------------------------------------
  Net loans.........................  $109,224
=======================================================================

Commercial Loans: Commercial loans are generally written with adjustable interest rates to match variable rate funding sources. Such loans increased $28.6 million to $87.5 million at December 31, 1997, as the Company actively pursued more commercial loan relationships. Commercial loans represented 30.2% of the total loan portfolio at December 31, 1997, as compared to 28.7% of the total loan portfolio at December 31, 1996.

Real Estate Mortgage Loans: Real estate mortgage loans, which consist of residential and commercial loans secured by real estate, totaled $106.1 million at December 31, 1997, compared to $84.9 million at December 31, 1996. This increase is primarily related to an increased emphasis in commercial real estate lending. Real estate mortgage loans are typically written with fixed rates of interest and commercial real estate loans typically have 5 year balloon features.

Home Equity Loans: Home equity loans increased $29.8 million, or 68.9%, from December 31, 1996 and were $72.9 million at December 31, 1997. At December 31, 1997, home equity loans accounted for 25.2% of the total loan portfolio, compared to 21.0% of the total loan portfolio at December 31, 1996. The increase in home equity loans is primarily due to the success of the Company's prime rate-based home equity products, including a promotion featuring a 7.5% fixed rate for three years, adjusting to prime thereafter. As of December 31, 1997, $61.8 million of total commitments on the loans had been closed, with $27.5 million drawn and outstanding.

Home equity lines of credit, in addition to senior mortgage indebtedness, normally do not exceed 80% of the residential real estate collateral value. These loan to value ratios help to limit the credit risk associated with these loans.

The Bank has no concentrations of loans to borrowers engaged in the same or similar industries that exceed 10% of total loans. The Company maintains a policy of directing its lending activities to the target markets from which its deposits are drawn.


Loan Maturities

The following table sets forth the maturities of commercial and real estate construction loans outstanding at December 31, 1997. Also set forth are the amounts of such loans due after one year, classified according to sensitivity to changes in interest rates.


                                                                              MATURITY
                                                 -------------------------------------------------------------------
                                                  DUE IN ONE    DUE AFTER ONE YEAR
                                                 YEAR OR LESS   THROUGH FIVE YEARS    DUE AFTER FIVE YEARS    TOTAL
                                                 ------------   ------------------    --------------------    ------
                                                                 (dollars in thousands)
                                                                          FLOATING                 FLOATING
                                                                 FIXED      RATE       FIXED         RATE
                                                                ------     ------     -------       -----
Commercial and real estate construction loans       $88,318     $5,840     $3,232      $2,838        $687    $100,915
                                                    =======     ======     ======      ======        ====    ========

Non-performing Loans

Non-performing loans include:  (1) loans accounted for on a non-accrual basis;
(2) accruing loans contractually past due ninety days or more as to interest or principal payments; and (3) loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower.

The Bank has a reporting and control system to monitor non-performing loans. The following table provides certain information on the Bank's non-performing loans at the dates indicated.


                                                                       DECEMBER 31,
                                                           ---------------------------------------
                                                            1997   1996    1995    1994    1993
                                                           ---------------------------------------
                                                                  (dollars in thousands)
Nonaccrual loans.........................................  $1,479   $  -   $  13   $ 258   $  852
Restructured loans.......................................       -      -       -       -        -
Loans 90 days or more past due, still accruing...........     341    118     626     123      519
---------------------------------------------------------------------------------------------------
     Total non-performing loans..........................  $1,820   $118   $ 639   $ 381   $1,371
---------------------------------------------------------------------------------------------------
Non-performing loans to loans, net of unearned
   discount and net deferred loan fees...................    0.63%  0.06%   0.37%   0.27%    1.25%

Non-performing loans to allowance for loan losses........   87.54%  8.28%  53.74%  38.10%  160.35%

The increase in non-performing loans of $1.7 million from December 31, 1996 to December 31, 1997 is primarily attributable to seven loans. Of these loans, two (totaling $303,000) are 90 days or more past due but still accruing interest. Each of these loans is secured by a first lien on residential real estate or a second lien where the Bank also holds the first lien. Should management's view of the collectibility of these loans change, they may be transferred to nonaccrual status. The remaining five large non-performing loans are nonaccrual and are summarized as follows:


                                                 Balance at
                                  Number     December 31, 1997
           Loan Type             of Loans  (dollars in thousands)
-------------------------------  --------  ----------------------
Residential Mortgage - 1st Lien     2                $385
Commercial Mortgage - 1st Lien      1                 555
Commercial Construction             1                 342
Commercial Line of Credit           1                 100

Management is aggressively pursuing collection efforts with respect to each of these non-performing loans.

Loans with principal or interest payments contractually due but not yet paid are reviewed by senior management on a weekly basis and are placed on nonaccrual status when scheduled payments remain unpaid for 90 days or more, unless the loan is both well-secured and in the process of collection.
Interest income on nonaccrual loans is recorded when actually received in contrast to the accrual basis, which records income over the period in which it is earned, regardless of when it is received.


Potential Problem Loans

In addition to those loans disclosed under "Non-performing Loans," there are certain loans in the portfolio which management has identified, through its problem loan identification system which exhibit a higher than normal credit risk. However, these loans do not represent non-performing loans to the Company. Management's review of the total loan portfolio to identify loans where there is concern that the borrower will not be able to continue to satisfy present loan repayment terms includes factors such as review of individual loans, recent loss experience and current economic conditions.
Loans in this category include those with characteristics such as those that have recent adverse operating cash flow or balance sheet trends, or have general risk characteristics that the loan officer believes might jeopardize the future timely collection of principal and interest payments. The principal amount of loans in this category as of December 31, 1997 and December 31, 1996 were approximately $3.7 million and $983,000, respectively. One loan, a commercial mortgage totaling $2.9 million, secured by a strip shopping center in Deerfield, Illinois, contributed to the majority of this increase. This loan, while current, was added to the Bank's watch list due to tight debt service coverage and a high loan to value ratio. At December 31, 1997, there were no significant loans which were classified by any bank regulatory agency that are not included above as non-performing or as a potential problem loan.


Other Real Estate Owned

The Bank had one property, a single-family home in Deerfield, Illinois, totaling $290,000 in other real estate owned at December 31, 1997, and none at December 31, 1996.


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

Set forth in the following table is an analysis of the allowance for loan losses.


                                                 YEAR ENDED DECEMBER 31,
                                         --------------------------------------
                                          1997    1996    1995    1994   1993
                                         --------------------------------------
                                             (dollars in thousands)
Allowance at beginning of period.......  $1,425  $1,189  $1,000  $  855   $647
Charge-offs:
  Commercial...........................      71      49       -      88     26
  Real estate - construction...........       -       -       -       -      -
  Real estate - mortgage...............       -       -       -       -      -
  Home equity..........................       -       -       -       -      -
  Installment..........................      23      20       4       1      7
  Credit cards.........................      55       9      15      50     19
-------------------------------------------------------------------------------
Total charge-offs......................     149      78      19     139     52
-------------------------------------------------------------------------------

Recoveries:
  Commercial...........................      22       -       -      31     23
  Real estate - construction...........       -       -       -       -      -
  Real estate - mortgage...............       -       -       -       -      -
  Home equity..........................       -       -       -       -      -
  Installment..........................      15       3       -       1      -
  Credit cards.........................       -       1       1       2     17
-------------------------------------------------------------------------------
Total recoveries.......................      37       4       1      34     40
-------------------------------------------------------------------------------
Net charge-offs........................     112      74      18     105     12
Provision for loan losses..............     766     310     207     250    220
-------------------------------------------------------------------------------
Allowance at end of period.............  $2,079  $1,425  $1,189  $1,000   $855
===============================================================================
Allowance to loans, net of unearned
  discount and net deferred loan fees..    0.72%   0.70%   0.70%   0.71%  0.78%
Net charge-offs to average net loans...    0.05%   0.04%   0.01%   0.08%  0.01%

In 1997, the loan loss provision of $766,000 reflects an increase of $456,000 from the 1996 provision. The increase was necessary to offset an increase in net charge-offs, and to reflect the increase in commercial real estate lending.

The following table presents the allocation of the allowance for loan losses.


                                                                        DECEMBER 31,
                               ----------------------------------------------------------------------------------------------------
                                        1997                1996                1995               1994                1993
                               --------------------  -------------------  ----------------- ------------------  -------------------
                                         PERCENT OF          PERCENT OF          PERCENT OF          PERCENT OF          PERCENT OF
                                          LOANS OF            LOANS OF            LOANS OF            LOANS OF            LOANS OF
                                            EACH                EACH                EACH                EACH                EACH
                                          CATEGORY            CATEGORY            CATEGORY            CATEGORY            CATEGORY
                                          TO TOTAL            TO TOTAL            TO TOTAL            TO TOTAL            TO TOTAL
                                AMOUNT      LOANS   AMOUNT      LOANS   AMOUNT     LOANS   AMOUNT      LOANS   AMOUNT      LOANS
-----------------------------------------------------------------------------------------------------------------------------------
                                                                  (dollars in thousands)
Commercial....................  $  829       30.21% $  597       28.68% $  596       26.14% $  550       23.83%   $478       30.96%
Real estate - construction....       -        4.63       -        5.98       -        7.41       -        6.13       -        6.08
Real estate - mortgage........     118       36.64      59       41.34      37       39.44      27       45.01      20       26.94
Installment...................      56        3.19      34        2.73      36        5.00      35        2.87      53        2.51
Home equity...................     387       25.18     224       21.03     190       21.86     180       21.83     163       33.00
Credit cards..................       5        0.15      12        0.24       7        0.15       9        0.33      34        0.51
Unallocated...................     684           -     499           -     323           -     199           -     107           -
-----------------------------------------------------------------------------------------------------------------------------------
    Total.....................  $2,079      100.00% $1,425      100.00% $1,189      100.00% $1,000      100.00%   $855      100.00%
===================================================================================================================================

Control of the Company's loan quality is continually monitored by management and is reviewed by the Board of Directors and loan committee of the Bank on a monthly basis, subject to the oversight by the Company's Board of Directors through its members who serve on the loan committee. Independent external review of the loan portfolio is provided by the examinations conducted by regulatory authorities, independent public accountants in conjunction with their annual audit, and an independent loan review performed by an entity engaged by the Board of Directors. The amount of additions to the allowance for loan losses which are charged to earnings through the provision for loan losses are determined based on a variety of factors, including actual charge-offs during the year, historical loss experience, delinquent loans, and an evaluation of current and prospective economic conditions in the market area. Although management believes the allowance for loan losses is adequate to cover any potential losses, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future.


Deposits

Average total deposits were $276.7 million for the year ended December 31, 1997, an increase of 23.2% from 1996. The increase in deposits occurred as a result of opening new branches, and continued emphasis on deposit growth through marketing and rate promotions. The composition of deposits has not changed significantly from 1996.

The following table sets forth the maturities of certificates of deposit and other time deposits of $100,000 or more at December 31, 1997.

                                                               DECEMBER 31, 1997
                                                             ----------------------
                                                             (dollars in thousands)
                 Maturing within three months...............        $29,614
                 After three but within six months..........          7,861
                 After six but within twelve months.........         11,342
                 After twelve months........................         12,149
                                                                    -------
                 Total......................................        $60,966
                                                                    =======

Asset Liability Management

As a continuing part of its financial strategy, the Company attempts to manage the impact of fluctuations in market interest rates on its net interest income. This effort entails providing a reasonable balance between interest rate risk, credit risk, liquidity risk and maintenance of yield. Asset liability management policies are established and monitored by management in conjunction with the Board of Directors of the Bank, subject to general oversight by the Company's Board of Directors. The policies establish guidelines for acceptable limits on the sensitivity of the market value of assets and liabilities to changes in interest rates.

The Company's net income is dependent on its net interest income. Net interest income is susceptible to interest rate risk to the degree that interest bearing liabilities mature or reprice on a different basis than interest earning assets. When interest bearing liabilities mature or reprice more quickly than interest earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income. Similarly, when interest earning assets mature or reprice more quickly than interest bearing liabilities, falling interest rates could result in a decrease in net income.

The following table illustrates the Company's estimated interest rate sensitivity and periodic and cumulative gap positions as calculated as of December 31, 1997.

                                                                                 TIME TO MATURITY OR REPRICING
                                                                 --------------------------------------------------------------
                                                                 0-90 DAYS   91-365 DAYS  1-5 YEARS  OVER 5 YEARS      TOTAL
                                                                 ----------  -----------  ---------  ------------     -------
                                                                                       (dollars in thousands)
INTEREST EARNING ASSETS:
Net loans(1)...................................................   $121,152      $18,265   $112,632       $34,976      $287,025
Securities.....................................................      9,363       12,227     17,451        14,713        53,754
Interest bearing deposits with financial institutions..........        564            -          -             -           564
Federal funds sold.............................................      7,000            -          -             -         7,000
-------------------------------------------------------------------------------------------------------------------------------
    Total earning assets.......................................   $138,079      $30,492   $130,083       $49,689      $348,343
===============================================================================================================================

                                                                        TIME TO MATURITY OR REPRICING
                                                      ----------------------------------------------------------------
                                                       0-90 DAYS   91-365 DAYS  1-5 YEARS   OVER 5 YEARS        TOTAL
                                                      ----------   -----------  ---------   ------------       -------
                                                                            (dollars in thousands)
INTEREST BEARING LIABILITIES:
NOW and money market accounts........................   $ 45,061     $  8,891   $ 51,828      $  3,218         $108,998
Savings deposits.....................................        626        1,907     10,927         5,929           19,389
Time deposits........................................     57,298       51,305     46,798           411          155,812
Borrowings...........................................      5,544        4,162      4,056         2,401           16,163
------------------------------------------------------------------------------------------------------------------------
    Total earning assets.............................   $108,529     $ 66,265   $113,609      $ 11,959         $300,362
========================================================================================================================

Rate sensitive assets (RSA)..........................   $138,079     $168,571   $298,654      $348,343         $348,343

Rate sensitive liabilities (RSL).....................   $108,529     $174,794   $288,403      $300,362         $300,362

Cumulative gap  (GAP = RSA - RSL)....................   $ 29,550     $ (6,223)  $ 10,251      $ 47,981         $ 47,981

RSA/Total assets.....................................      36.46%       44.51%     78.86%        91.98%           91.98%
RSL/Total assets.....................................      28.66%       46.15%     76.15%        79.31%           79.31%

GAP/Total assets.....................................       7.80%      (1.64%)      2.71%        12.67%           12.67%
GAP/RSA..............................................      21.40%      (3.69%)      3.43%        13.77%           13.77%

------------------------------------
(1)  Includes loans held for sale.

While the gap position illustrated above is a useful tool that management can assess for general positioning of the Company's and the Bank's balance sheets, management uses an additional measurement tool to evaluate its asset/liability sensitivity which determines exposure to changes in interest rates by measuring the percentage change in net interest income due to changes in rates over a one-year time horizon. Management measures such percentage change assuming an instantaneous permanent parallel shift in the yield curve of 100 and 200 basis points, both upward and downward. The model uses an option-based pricing approach to estimate the sensitivity of mortgage loans. The most significant embedded option in these types of assets is the prepayment option of the borrowers. The model uses various prepayment assumptions depending upon the type of mortgage instrument (residential mortgages, commercial mortgages, mortgage-backed securities, etc.). Prepayment rates for mortgage instruments ranged from 5 to 45 CPR (Constant Prepayment Rate) as of December 31, 1997.

For administered rate core deposits (e.g. NOW and savings accounts), the model utilizes interest rate floors equal to 100 basis points below their current levels.

Utilizing this measurement concept, the interest rate risk of the Company, expressed as a percentage change in net interest income over a one-year time horizon due to changes in interest rates, at December 31, 1997, was as follows:


                                                                             BASIS POINT CHANGE
                                                                       ------------------------------
                                                                       +100    +200   -100     -200
                                                                       ------------  ----------------
Percentage change in net interest income due to an immediate change
in interest over a one-year time horizon...........................    0.52%  0.94%  (0.03%)  (3.52%)

The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk. Even though such activities may be permitted with the approval of the Board of Directors, the Company does not intend to engage in such activities in the immediate future.

Interest rate risk is the most significant market risk affecting the Company. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.


Securities Sold Under Agreements to Repurchase

See Note 9 to the Company's Consolidated Financial Statements for a description of securities sold under agreements to repurchase.

Liquidity and Capital Resources

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements could result in certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial condition. The regulations require the Company and the Bank to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting principles. The capital classifications are also subject to qualitative judgments by the regulators about risk weightings and other factors.

Quantitative measures established by Federal Reserve, Office of the Comptroller of the Currency ("OCC") and Federal Deposit Insurance Corporation ("FDIC") regulations to ensure capital adequacy require the Company and the Bank to maintain minimum ratios of Tier 1 capital (as defined in such regulations) to total average assets (as defined in such regulations) ("leverage ratio") and minimum ratios of Tier 1 capital and total capital (as defined in such regulations) to risk weighted assets (as defined in such regulations) ("Tier 1 Ratio" and "Tier 2 Ratio", respectively). As of December 31, 1997, the Company and Bank are in compliance with such ratio requirements. However, there can be no assurance that the Company or the Bank will continue to be in compliance with their regulatory capital requirements. Failure by the Company and/or the Bank to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have an adverse effect on the Company's growth and financial results.

Liquidity management at the Bank involves planning to meet anticipated funding needs at a reasonable cost. Liquidity management is guided by policies formulated and monitored by the Company's senior management and the Bank's asset/liability committee, which take into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments.
The Bank's principal sources of funds are deposits, short-term borrowings and capital contributions by the Company out of the proceeds of borrowings under the revolving line of credit. Borrowings by the Bank from the Federal Reserve Bank of Chicago and Federal Home Loan Bank of Chicago provide additional sources of short-term liquidity.

The Bank's core deposits, the most stable source of liquidity for community banks due to the nature of long-term relationships generally established with depositors and the security of deposit insurance provided by the FDIC, are available to provide long-term liquidity. At December 31, 1997 and 1996, 68.4% and 69.8%, respectively, of the Company's total assets were funded by core deposits with balances less than $100,000, while remaining assets were funded by other funding sources such as core deposits with balances in excess of $100,000, public funds, purchased funds, and the capital of the Bank.

Liquid assets refer to money market assets such as cash and due from banks, Federal funds sold and interest bearing time deposits with financial institutions, as well as securities available-for-sale and securities held-to-maturity with a remaining maturity less than one year. Net liquid assets represent the sum of the liquid asset categories less the amount of assets pledged to secure public funds. As of December 31,1997 and 1996, net liquid assets totaled approximately $39.0 million and $26.3 million, respectively. The increase in net liquid assets from December 31, 1996 to December 31, 1997 is a result of excess cash received from deposit inflows being invested in short-term funds and the timing of investment maturities.

The Bank routinely accepts deposits from a variety of municipal entities. Typically, these municipal entities require that banks pledge marketable securities to collateralize these public deposits. At December 31, 1997 and 1996, the Bank had approximately $19 million and $14 million, respectively, of securities collateralizing such public deposits. Deposits requiring pledged assets are not considered to be core deposits, and the assets that are pledged as collateral for these deposits are not deemed to be liquid assets.

The Company's cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities, consisting primarily of earnings, was $2.9 million for the year ended December 31, 1997, and $1.6 million for the year ended December 31, 1995. Net cash used in operating activities was $266,000 for the year ended December 31, 1996. A significant component in the fluctuation of net cash provided by or used in operating activities is the timing of the sale of loans held for sale to permanent investors. Net cash used in investing activities, consisting primarily of loan and investment funding, was $93.0 million, $29.9 million and $26.4 million for the years ended December 31, 1997, 1996, and 1995, respectively. Net cash provided by financing activities, consisting principally of deposit growth and the issuance of stock, was $100.1 million, $23.5 million, and $26.9 million for the years ended December 31, 1997, 1996 and 1995, respectively.

Year 2000 Issue

The Company has established a committee (the "Y2K Committee") comprised of senior management to address the implications of the Year 2000 ("Y2K") on the Company's business systems, services, major loan customers and competitive conditions. The Y2K Committee reports directly to the Company's Audit Committee and has adopted a formal Y2K plan designed to minimize the impact of the Y2K on the Company. Such plan has been approved by the Audit Committee.

The Company does not maintain a proprietary mainframe system. Instead, the majority of the Company's computer services are provided by M&I Data Systems ("M&I"), a major third party provider located in Milwaukee, Wisconsin. The Y2K Committee is closely monitoring M&I's progress toward resolving the Y2K issues in their product as well as evaluating other systems used by the Company. Although there can be no assurances that M&I will timely convert its product to properly utilize dates beyond December 31, 1999 or of the effect of such a failure on the Company, the financial impact of the Y2K is not expected to be materially adverse to the Company.


Competition

The Company competes in the commercial banking industry through its subsidiary, Success National Bank, in the communities it serves. The commercial banking industry is highly competitive, and the Bank faces strong direct competition for deposits, loans, and other financial-related services. The Bank competes directly in Cook and Lake counties with other commercial banks, thrifts, credit unions, stockbrokers, and the finance divisions of automobile companies. Some of these competitors are local, while others are statewide or nationwide. The Bank has developed a community banking and marketing strategy. In keeping with this strategy, the Bank provides highly personalized and responsive service characteristic of locally-owned and managed institutions. As such, the Bank competes for other deposits principally by offering depositors a variety of deposit programs, convenient office locations, hours and other services. The Bank competes for loan originations primarily through the interest rates and loan fees it charges, the efficiency and quality of services it provides to borrowers and the variety of its loan products. Some of the financial institutions and financial services organizations with which the Bank competes are not subject to the same degree of regulation as that imposed on bank holding companies and national banking associations. In addition, the larger banking organizations have significantly greater resources than those that will be available to the Bank. As a result, such competitors have advantages over the Bank in providing certain non-deposit services. Currently, major competitors in certain of the Bank's markets include Harris Trust and Savings Bank, The Northern Trust Company, LaSalle Bank, N.A., and American National Bank and Trust Company of Chicago.


Employees

As of December 31, 1997, the Company had 162 full-time equivalent employees. The employees are not represented by a collective bargaining unit. The Company considers its relationship with its employees to be good.


Effects of Inflation

The financial statements and related financial data concerning the Company presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Inflation can have a significant effect on the operating results of all industries. However, the effects of inflation in the local economy and on the Company's operating results have been relatively modest for the past several years.
Since substantially all of the Company's assets and liabilities are monetary in nature, such as cash, securities, loans and deposits, their values are less sensitive to the effects of inflation than to changing interest rates, which do not necessarily change in accordance with inflation rates.

The primary impact of inflation on the operations of the Company is reflected in increased operating costs. Furthermore, inflation can directly affect the value of loan collateral in general, and real estate collateral in particular. These factors are taken into account in the initial underwriting process and over the life of the loans. The Company believes that it has systems in place to continue to manage the rates, liquidity and interest rate sensitivity of the Company's assets and liabilities. See "Asset Liability Management."

Supervision and Regulation

Bank holding companies and banks are extensively regulated under federal and state law. References under this heading to applicable statutes or regulations are brief summaries of portions thereof which do not purport to be complete and which are qualified in their entirety by reference to those statutes and regulations. Any change in applicable laws or regulations may have a material adverse effect on the business of commercial banks and bank holding companies, including the Company and the Bank. However, management is not aware of any current recommendations by any regulatory authority which, if implemented, would have or would be reasonably likely to have a material effect on liquidity, capital resources or operations of the Company or the Bank.

Bank Holding Company Regulation: The Company is registered as a "bank holding company" with the Federal Reserve and, accordingly, is subject to supervision by the Federal Reserve under the Bank Holding Company Act (the "BHC Act"). The Company is required to file with the Federal Reserve periodic reports and such additional information as the Federal Reserve may require pursuant to the BHC Act. The Federal Reserve examines the Company and may examine the Bank.

The BHC Act requires prior Federal Reserve approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than five percent of the voting shares or substantially all the assets of any bank or bank holding company, or for a merger or consolidation of a bank holding company with another bank holding company. With certain exceptions, the BHC Act prohibits a bank holding company from acquiring direct or indirect ownership or control of voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or performing services for its authorized subsidiaries. Under the BHC Act and Federal Reserve regulations, the Company and the Bank are prohibited from engaging in certain tie-in arrangements in connection with an extension of credit, lease, sale of property, or furnishing of services.

Any person, including associates and affiliates of and groups acting in concert with such person, who purchases or subscribes for five percent or more of the Company's common stock may be required to obtain prior approval of the Federal Reserve under the BHC Act. Under the Change in Bank Control Act, any person who acquires stock of the Company such that its interest exceeds ten percent of the Company, may be required to demonstrate that such person is not in control of the Company. Prior regulatory approval will be required before acquiring the power to directly or indirectly direct the management, operations or policies of the Company or the Bank or before acquiring control of 25 percent or more of any class of the Company's or Bank's outstanding voting stock. In addition, any corporation, partnership, trust or organized group that acquires a controlling interest in the Company or the Bank may have to obtain approval of the Federal Reserve to become a bank holding company and thereafter be subject to regulation as such.

It is the policy of the Federal Reserve that the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank. The Federal Reserve takes the position that in implementing this policy, it may require the Company to provide such support when the Company otherwise would not consider itself able to do so.

The Federal Reserve has adopted risk-based capital requirements for assessing bank holding company capital adequacy. These standards define regulatory capital and establish minimum capital standards in relation to assets and off-balance sheet exposures, as adjusted for credit risks. Under the Federal Reserve's risk-based guidelines, capital is classified into two categories.
For bank holding companies, Tier 1 or "core" capital consists of common shareholders' equity, perpetual preferred stock and trust preferred stock (both subject to certain limitations) and minority interest in the common equity accounts of consolidated subsidiaries, and is reduced by goodwill, certain other intangible assets and certain investments in other corporations ("Tier 1 Capital"). Tier 2 capital consists of the allowance for loan and lease losses (subject to certain conditions and limitations), perpetual preferred stock (to the extent not included in Tier 1 capital), "hybrid capital instruments," perpetual debt and mandatory convertible debt securities, and term subordinated debt and intermediate-term preferred stock.

Under the Federal Reserve's capital guidelines, bank holding companies are required to maintain a minimum ratio of qualifying capital to risk-weighted assets of 8.0%, of which at least 4.0% must be in the form of Tier 1 Capital. The Federal Reserve also requires a minimum leverage ratio of Tier 1 Capital to total average assets of 4.0%, except that bank holding companies not rated in the highest category under the regulatory rating system are required to maintain a leverage ratio of 1.0% to 2.0% above such minimum. The 4.0% Tier 1 Capital to total average assets ratio constitutes the minimum leverage standard for bank holding companies, and will be used in conjunction with the risk-based ratio in determining the overall capital adequacy of banking organizations. In addition, the Federal Reserve continues to consider the Tier 1 leverage ratio in evaluating proposals for expansion or new activities.

In its capital adequacy guidelines, the Federal Reserve emphasizes that the foregoing standards are supervisory minimums and that banking organizations generally are expected to operate well above the minimum ratios. These guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum levels. The growth of the Company and the Bank has been, and may in the future be, constrained by these capital adequacy requirements.

As of December 31, 1997, the Company had a Tier 1 capital to risk-weighted assets ratio ("Tier 1 Ratio") of 11.55%, total capital to risk-weighted assets ratio ("Tier 2 Ratio") of 12.37% and a Tier 1 capital to total average assets ratio ("leverage ratio") of 9.69%.

Bank Regulation: The Bank is subject to supervision and examination by the OCC pursuant to the National Bank Act and regulations promulgated thereunder. The Bank is a member of the Federal Reserve and as such is also subject to examination by the Federal Reserve.

The deposits of the Bank are insured by the Bank Insurance Fund under the provisions of the Federal Deposit Insurance Act (The "FDIA"), and the Bank is, therefore, also subject to supervision and examination by the FDIC. The FDIA requires that the appropriate federal regulatory authority (the OCC, in the case of the Bank) approve any merger and/or consolidation by or with an insured bank, as well as the establishment or relocation of any bank or branch office. The FDIC also supervises compliance with the provisions of federal law and regulations which place restrictions on loans by FDIC-insured banks to their directors, executive officers and other controlling persons.

Furthermore, banks are affected by the credit policies of other monetary authorities, including the Federal Reserve, which regulate the national supply of bank credit. Such regulation influences overall growth of bank loans, investments, and deposits and may also affect interest rates charged on loans and paid on deposits. The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

Financial Institution Regulation Generally: Transactions with Affiliates. Transactions between a bank and its holding company or other affiliates are subject to various restrictions imposed by state and federal regulatory agencies. Such transactions include loans and other extensions of credit, purchases of securities and other assets, and payments of fees or other distributions. In general, these restrictions limit the amount of transactions between an institution and an affiliate of such institution, as well as the aggregate amount of transactions between an institution and all of its affiliates, and require transactions with affiliates to be on terms comparable to those for transactions with unaffiliated entities.

Dividend Limitations. As a holding company, the Company is primarily dependent upon dividend distributions from the Bank for its income. Federal statutes and regulations impose restrictions on the payment of dividends by the Company and the Bank.

Federal Reserve policy provides that a bank holding company should not pay dividends unless (i) the bank holding company's net income over the prior year is sufficient to fully fund the dividends and (ii) the prospective rate of earnings retention appears consistent with the capital needs, asset quality and overall financial condition of the bank holding company and its subsidiaries.

Delaware law also places certain limitations on the ability of the Company to pay dividends. For example, the Company may not pay dividends to its shareholders if, after giving effect to the dividend, the Company would not be able to pay its debts as they become due. Since a major source of the Company's revenue is dividends the Company receives and expects to receive from the Bank, the Company's ability to pay dividends is likely to be dependent on the amount of dividends paid by the Bank. No assurance can be given that the Bank will, in any circumstances, pay dividends to the Company.

Pursuant to the National Bank Act, all dividends must be paid out of undivided profits. Federal regulations prohibit any Federal Reserve member bank, including the Bank, from declaring dividends in any calendar year in excess of its net profit for the year plus the retained net profits for the preceding two years without the prior approval of the Federal Reserve. Furthermore, the OCC may, after notice and opportunity for hearing, prohibit the payment of a dividend by a national bank if it determines that such payment would constitute an unsafe or unsound practice.

In additional to the foregoing, the ability of the Company and the Bank to pay dividends may be affected by the various minimum capital requirements and the capital and non-capital standards established under the Federal Deposit Insurance

Corporation Improvements Act of 1991 ("FDICIA"), as described below. The right of the Company, its shareholders and its creditors to participate in any distribution of the assets or earnings of its subsidiaries is further subject to the prior claims of creditors of the respective subsidiaries.

Standards for Safety and Soundness. The FDIA, as amended by FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994, requires the Federal Reserve, together with the other federal bank regulatory agencies, to prescribe standards of safety and soundness, by regulations or guidelines, relating generally to operations and management, asset growth, asset quality, earnings, stock valuation, and compensation. The Federal Reserve, the OCC and the other federal bank regulatory agencies have adopted, effective August 9, 1995, a set of guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, each of the Federal Reserve and the OCC adopted regulations that authorize, but do not require, the Federal Reserve or the OCC, as the case may be, to order an institution that has been given notice by the Federal Reserve or the OCC, as the case may be, that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the Federal Reserve or the OCC, as the case may be, must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the "prompt corrective action" provisions of FDICIA. If an institution fails to comply with such an order, the Federal Reserve or the OCC, as the case may be, may seek to enforce such order in judicial proceedings and to impose civil money penalties. The Federal Reserve, the OCC and the other federal bank regulatory agencies also proposed guidelines for asset quality and earnings standards.

A range of other provisions in FDICIA include requirements applicable to closure of branches; additional disclosures to depositors with respect to terms and interest rates applicable to deposit accounts; uniform regulations for extensions of credit secured by real estate; restrictions on activities of and investments by state-chartered banks; modification of accounting standards to conform to generally accepted accounting principles including the reporting of off-balance sheet items and supplemental disclosure of estimated fair market value of assets and liabilities in financial statements filed with the banking regulators; increased penalties in making or failing to file assessment reports with the FDIC; greater restrictions on extensions of credit to directors, officers and principal shareholders; and increased reporting requirements on agricultural loans to small businesses.

In August, 1995, the Federal Reserve, OCC, FDIC and other federal banking agencies published a final rule modifying their existing risk-based capital standards to provide for consideration of interest rate risk when assessing the capital adequacy of a bank. Under the final rule, the Federal Reserve, the OCC and the FDIC must explicitly include a bank's exposure to declines in the economic value of its capital due to changes in interest rates as a factor in evaluating a bank's capital adequacy. The Federal Reserve, the FDIC, the OCC and other federal banking agencies also have adopted a joint agency policy statement providing guidance to banks for managing interest rate risk. This policy statement emphasizes the importance of adequate oversight by management and a sound risk management process. The assessment of interest rate risk management made by the banks' examiners will be incorporated into the banks' overall risk management rating and used to determine the effectiveness of management.

Prompt Corrective Action. FDICIA requires the federal banking regulators, including the Federal Reserve, the OCC and the FDIC, to take prompt corrective action with respect to depository institutions that fall below certain capital standards and prohibits any depository institution from making any capital distribution that would cause it to be undercapitalized. Institutions that are not adequately capitalized may be subject to a variety of supervisory actions including, but not limited to, restrictions on growth, investment activities, capital distributions and affiliate transactions and will be required to submit a capital restoration plan which, to be accepted by the regulators, must be guaranteed in part by any company having control of the institution (such as the Company). In other respects, FDICIA provides for enhanced supervisory authority, including greater authority for the appointment of a conservator or receiver for under capitalized institutions. The capital-based prompt corrective action provisions of FDICIA and their implementing regulations apply to FDIC-insured depository institutions. However, federal banking agencies have indicated that, in regulating bank holding companies, the agencies may take appropriate action at the holding company level based on their assessment of the effectiveness of supervisory actions imposed upon subsidiary insured depository institutions pursuant to the prompt corrective action provisions of FDICIA.

Insurance of Deposit Accounts. Under FDICIA, as an FDIC-insured institution, the Bank is required to pay deposit insurance premiums based on the risk it poses to the insurance fund. The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve certain designated reserve ratios in the insurance funds and to impose special additional assessments. The FDIC amended the risk-based assessment system and on December 11, 1995, adopted a new assessment rate schedule for BIF insured deposits. The new assessment rate schedule, effective with respect to the semiannual premium assessment beginning January 1, 1996, provides for an assessment range of zero to 0.27% (subject to a $2,000 minimum) of insured deposits depending on capital and supervisory factors. Each depository institution is assigned to one of three capital groups: "well capitalized", "adequately capitalized" or "less than adequately capitalized." Within each capital group, institutions are assigned to one of three supervisory subgroups: "healthy," "supervisory concern" or "substantial supervisory concern." Accordingly, there are nine combinations of capital groups and supervisory subgroups to which varying assessment rates would be applicable. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned.

During 1997, the Bank was assessed at an average annual rate of the statutory minimum of $2,000. Deposit insurance may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

The Economic Growth and Regulatory Paperwork Reduction Act of 1996 enacted on September 30, 1996 provides that beginning with semi-annual periods after December 31, 1996, deposits insured by the Bank Insurance Fund ("BIF") will also be assessed to pay interest on the bonds (the "FICO Bonds") issued in the late 1980s by the Financing Corporation to recapitalize the now defunct Federal Savings & Loan Insurance Corporation. For purposes of the assessments to pay interest on the FICO Bonds, BIF deposits will be assessed at a rate of 20.0% of the assessment rate applicable to Savings Association Insurance Fund ("SAIF") deposits until December 31, 1999. After the earlier of December 31, 1999 or the date on which the last savings association ceases to exist, full pro rata sharing of FICO assessments will begin. It has been estimated that the rates of assessment for the payment of interest on the FICO Bonds will be approximately 1.3 basis points for BIF-assessable deposits and approximately
6.4 basis points for SAIF-assessable deposits. The payment of the assessment to pay interest on the FICO Bonds did not materially affect the Bank.

Federal Reserve System: The Bank is subject to Federal Reserve regulations requiring depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve regulations generally require 3.0% reserves must be maintained against total transaction accounts of $47.8 million or less plus 10.0% on the remainder. The first $4.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements.

Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"), a financial institution has a continuing and affirmative obligation, consistent with the safe and sound operation of such institution, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires each federal banking agency, in connection with its examination of a financial institution, to assess and assign one of four ratings to the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution, including applications for charters, branches and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities, and savings and loan holding company acquisitions. The CRA also requires that all institutions make public disclosure of their CRA ratings. The Bank received a "satisfactory" rating from the OCC on its most recent CRA performance evaluations.

In April 1995, the Federal Reserve, the OCC and other federal banking agencies adopted amendments revising their CRA regulations. Among other things, the amended CRA regulations substitute for the prior process-based assessment factors a new evaluation system that rates an institution based on its actual performance in meeting community needs. In particular, the system focuses on three tests: (i) a lending test, to evaluate the institution's record of making loans in its assessment areas; (ii) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (iii) a service test, to evaluate the institution's delivery of services through its branches, ATMs and other offices. The amended CRA regulations also clarify how an institution's CRA performance is considered in the application process.

Brokered Deposits. Well-capitalized institutions are not subject to limitations on brokered deposits, while an adequately capitalized institution is able to accept, renew or rollover brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits. The Bank is eligible under the statutory standard to accept brokered deposits and may use this funding source form time to time when management deems it appropriate from an asset/liability management perspective.


Forward Looking Statements

Statements made about the Company's future economic performance, strategic plans or objectives, revenues or earnings projections, or other financial items and similar statements are not guarantees of future performance, but are forward looking statements. By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those in the statements. Important factors that might cause the Company's actual results to differ materially include, but are not limited to, the following:

-   Federal and state legislative and regulatory developments;
- The impact of continued loan and deposit promotions on the Company's net interest margin;
-   The impact of opening, staffing and operating new branch facilities;
- Changes in management's estimate of the adequacy of the allowance for loan losses;
-   Changes in the level and direction of loan delinquencies and write-offs;
- Interest rate movements and their impact on customer behavior and the Company's net interest margin;
- The impact of repricing and competitors' pricing initiatives on loan and deposit products;
- The Company's ability to adapt successfully to technological changes to meet customers' needs and developments in the marketplace;
-   The Company's ability to access cost effective funding; and
-   Changes in financial markets and general economic conditions


ITEM 2.  PROPERTIES

The Company and the Bank are headquartered in Lincolnshire, Illinois. The Bank has nine branch banking facilities located in Deerfield (2), Libertyville, Lincolnwood (2), Chicago (Lincoln Park), Arlington Heights and Northbrook, Illinois.

The table below summarizes the Company's owned and leased facilities.

                                                                         Approximate
    Location                             Type of Facility              Square Footage  Expiration Date
-----------------------         -------------------------------------  --------------  ---------------
Lincolnshire, IL                Corporate headquarters and branch          11,760      Owned
Lincolnwood, IL                 Branch                                      8,760      Owned
Lincolnwood, IL                 Branch                                      1,900      October 2001
Lincoln Park, IL                Branch                                      1,967      April 2003
Libertyville, IL                Operations center and branch                8,100      Owned
Northbrook, IL                  Branch                                      1,950      November 1998
Deerfield/Riverwoods, IL        Commercial loan center and branch           4,100      September 1998
Deerfield/Downtown, IL          Branch                                      2,200      Owned
Arlington Heights, IL           Branch                                      1,300      Owned

ITEM 3. LEGAL PROCEEDINGS

The Company and the Bank are from time to time parties in various routine legal actions arising in the normal course of business. Management believes that there is no proceeding threatened or pending against the Company or the Bank which, if determined adversely, would materially adversely affect the consolidated financial position or operations of the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1997.



PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The following securities, which were not registered under the Securities Act of 1933, as amended (the "Securities Act"), were sold by the Company during fiscal year 1997:

     (i) Effective July 24, 1997, holders of the Company's 115,500 outstanding shares of Class A Common Stock, par value $1.00 per share, received .8749 shares of the Company's common stock, par value $0.001 per share ("Common Stock"), in exchange for each share of Class A Common Stock, resulting in the issuance of 101,032 shares of Common Stock. This transaction was exempt from registration pursuant to Section 3(a)(9) of the Securities Act.

     (ii) Effective July 24, 1997, holders of the Company's 53,591 outstanding shares of Series B Convertible Preferred Stock received one share of Common Stock in exchange for each share of Series B Convertible Preferred Stock, resulting in the issuance of 53,591 shares of Common Stock. This transaction was exempt from registration pursuant to Section 3(a)(9) of the Securities Act.

     (iii) A stock split was effected on July 30, 1997, pursuant to which holders of the Company's 725,292 outstanding shares of Common Stock received
1.7 shares of Common Stock in exchange for each share of Common Stock, resulting in the issuance of 507,675 shares of Common Stock. This transaction was exempt from registration pursuant to Section 3(a)(9) of the Securities Act.

     (iv) In October 1997, holders of $1,815,000 aggregate outstanding principal amount of the Company's 9% Convertible Subordinated Debentures ("Debentures"), received one share of Common Stock in exchange for each $8.58 principal amount of Debentures, resulting in the issuance of 211,257 shares of Common Stock. This transaction was exempt from registration pursuant to
Section 3(a)(9) of the Securities Act.

     (v) In October 1997, holders of $1,155,000 aggregate outstanding principal amount of the Company's Convertible Subordinated Notes ("Notes"), received one share of Common Stock in exchange for each $12.50 principal amount of Notes, resulting in the issuance of 92,400 shares of Common Stock. This transaction was exempt from registration pursuant to Section 3(a)(9) of the Securities Act.

     (vi) Between January 1, 1997 and July 30, 1997, nine directors of the Company exercised options to purchase an aggregate of 14,761 shares of Common Stock at a weighted average exercise price of $8.52 per share. These transactions were exempt from registration pursuant to Section 3(a)(9) of the Securities Act.

     (vii) On January 1, 1997, each member of the Board of Directors of the Company and the Bank was granted an option to purchase up to 10,000 shares of Common Stock on or prior to December 31, 1997 at the book value per share of Common Stock on the last day of the month prior to the month in which such option was either fully or partially exercised. In June 1997, however, the Board of Directors of each of the Company and the Bank approved a resolution which reduced to 1,000 the number of shares of Common Stock for which options granted on January 1, 1997 could be exercised and changed the expiration date of such options to July 23, 1997. This issuance of options was exempt from registration pursuant to Section 3(a)(9) of the Securities Act.

(b) The effective date of the Company's Registration Statement on Form S-1 (Commission File No. 333-32561) filed with the Securities and Exchange Commission with respect to the Company's initial public offering of common stock, par value $0.001 per share (the "Offering"), was July 31, 1997. The Offering commenced on September 19, 1997 and terminated on October 20, 1997, following the sale of all securities registered. The managing underwriter of the offering was EVEREN Securities, Inc. An aggregate of 1,380,000 shares of common stock were registered and sold in the Offering, at an aggregate price of $17,250,000. The Company incurred $905,625 in selling agent commission and underwriting discounts in connection with the Offering, and $797,109 in other expenses (the "Total Expenses"), none of which was paid to directors or officers of the Company or their associates, to persons owning 10% or more of any class of equity securities of the Company or to any affiliate of the Company. The net offering proceeds to the Company from the Offering, after deducting the Total Expenses, were $15,547,266. Of such amount, the Company used approximately (i) $7,400,000 for the repayment of all outstanding amounts under its $8 million revolving line of credit and (ii) the remainder as a contribution to the capital of the Bank to support continued growth of the Bank's loan portfolio. None of the net offering proceeds from the Offering were paid to directors or officers of the Company or their associates, to persons owning 10% or more of any class of equity securities of the Company or to any affiliate of the Company.

All additional information required in response to this item is contained in the Annual Report to Shareholders under the caption "Shareholder Information" and is incorporated herein by reference.


ITEM 6. SELECTED FINANCIAL DATA

Information required in response to this item is contained in the Annual Report to Shareholders under the caption "Selected Financial Highlights" and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required in response to this item is contained in the Company's Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and is incorporated herein by reference. The discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and supplementary data contained in the Company's Annual Report to Shareholders.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's interest rate risk position is discussed under the heading "Business-Asset Liability Management" in Item 1 of this Form 10-K. Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of the Company's business activities.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required in response to this item is contained in the Annual Report to Shareholders under the caption "Consolidated Financial Statements," and is incorporated herein by reference. Also, refer to Item 14 of this Report for the Index to Financial Statements.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required in response to this item will be contained in the Company's definitive Proxy Statement (the "Proxy Statement") for its Annual Meeting of Shareholders to be held June 24, 1998, under the caption "Management" and is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance: The Form 4's reporting stock purchased through the Company's initial public offering by George Ohlhausen, Director and Sam Moraras, Treasurer of the Company, were filed late with the Securities and Exchange Commission in 1997. Each individual reported one transaction on one late report.


ITEM 11. EXECUTIVE COMPENSATION

The information required in response to this item will be contained in the Company's Proxy Statement under the caption "Executive Compensation" and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to security ownership of certain beneficial owners and management is incorporated by reference to the section "Principal Shareholders" in the Proxy Statement for the Annual Meeting of Shareholders to be held on June 24, 1998.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required in response to this item will be contained in the Proxy Statement under the caption "Certain Transactions," and is incorporated herein by reference.



PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this Report:

         1.,  2. Financial Statements and Schedules

                 The Consolidated Financial Statements are incorporated by reference to the following pages from the 1997 Annual Report to Shareholders, attached hereto as Exhibit 13.1:


                                                                                                   Page
                                                                                                   -----
                 Report of Independent Auditors..................................................     10
                 Report of Consolidated Balance Sheets...........................................     11
                 Report of Consolidated Statements of Income.....................................     12
                 Report of Consolidated Statements of Shareholders' Equity.......................     13
                 Report of Consolidated Statements of Cash Flows                                      14
                 Report of Notes to Consolidated Financial Statements............................  15-30

                 No schedules are required to be filed with this report.

    3.0      Exhibits

    3.1 Second Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Securities and Exchange Commission on July 31, 1997).

    3.2 By-laws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Securities and Exchange Commission on July 31,
             1997).

    10.1 $10 Million Business Loan Agreement between Success Bancshares, Inc. and Cole Taylor Bank dated January 13, 1998.

    10.2 1995 Success Bancshares, Inc. Employee Stock Option Plan (incorporated by reference to Exhibit 10.2 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Securities and Exchange Commission on July 31, 1997).

    10.3 Employment Agreement between the Company and Saul D. Binder (incorporated by reference to Exhibit 10.3 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Securities and Exchange Commission on July 31, 1997).

    10.4 Executive Severance Agreement between the Company and Steven A. Covert (incorporated by reference to Exhibit 10.4 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Securities and Exchange Commission on July 31, 1997).

    10.5 Lease with respect to Lincolnwood branch banking facility (October, 1991) (incorporated by reference to Exhibit 10.5 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Securities and Exchange Commission on July 31, 1997).

    10.6 Lease with respect to Lincoln Park branch banking facility (April, 1993) (incorporated by reference to Exhibit 10.6 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Securities and Exchange Commission on July 31, 1997).

    10.7 Lease with respect to Northbrook branch banking facility (December 1994) (incorporated by reference to Exhibit 10.7 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Securities and Exchange Commission on July 31, 1997).

    10.8 Lease with respect to Deerfield/Riverwoods branch banking facility (September, 1995) (incorporated by reference to Exhibit 10.8 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Securities and Exchange Commission on July 31,
             1997).

    11.1     Statement re Computation of Per Share Earnings

    13.1     1997 Annual Report to Shareholders

    21.1     Subsidiaries of the Company (incorporated by reference to Exhibit
             21.1 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Securities and Exchange Commission on July 31, 1997).

    27.1     Financial Data Schedule

(b) Reports on Form 8-K

    A report on Form 8-K dated December 18, 1997 was filed with the Securities and Exchange Commission on December 19, 1997. The report was filed to report a press release announcing the Company's offer to acquire North Bancshares, Inc.

                                  SIGNATURES


        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           SUCCESS BANCSHARES, INC.

By: Saul D. Binder    /s/  Saul D. Binder                                       March 25, 1998
                           --------------------------------------------------   ---------------
                           President /Chief Executive Officer                      (Dated)
    Steven A. Covert  /s/  Steven A. Covert                                     March 25, 1998
                           --------------------------------------------------   ---------------
                           Executive Vice President / Chief Financial Officer      (Dated)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Saul D. Binder       /s/  Saul D. Binder                       March 25, 1998
                         -----------------------------------   --------------
                          Director                                (Dated)

Charles G. Freund
                         -----------------------------------   --------------
                          Director                                (Dated)

Avrom H. Goldfeder   /s/  Avrom H. Goldfeder                   March 25, 1998
                         -----------------------------------   --------------
                          Director                                (Dated)

Samuel Kahan         /s/  Samuel Kahan                         March 25, 1998
                         -----------------------------------   --------------
                          Director                                (Dated)

Sherwin Koopmans     /s/  Sherwin Koopmans                     March 25, 1998
                         -----------------------------------   --------------
                          Director                                (Dated)

George M. Ohlhausen  /s/  George M. Ohlhausen                  March 25, 1998
                         -----------------------------------   --------------
                          Director                                (Dated)

Norman D. Rich
                         -----------------------------------   --------------
                          Director                                (Dated)

                                EXHIBIT INDEX


3.1 Second Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Securities and Exchange Commission on July 31, 1997).

3.2 By-laws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Securities and Exchange Commission on July 31, 1997).

10.1 $10 Million Business Loan Agreement between Success Bancshares, Inc. and Cole Taylor Bank dated January 13, 1998.

10.2 1995 Success Bancshares, Inc. Employee Stock Option Plan (incorporated by reference to Exhibit 10.2 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Securities and Exchange Commission on July 31, 1997).

10.3 Employment Agreement between the Company and Saul D. Binder (incorporated by reference to Exhibit 10.3 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Securities and Exchange Commission on July 31, 1997).

10.4 Executive Severance Agreement between the Company and Steven A. Covert (incorporated by reference to Exhibit 10.4 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Securities and Exchange Commission on July 31, 1997).

10.5 Lease with respect to Lincolnwood branch banking facility (October, 1991) (incorporated by reference to Exhibit 10.5 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Securities and Exchange Commission on July 31, 1997).

10.6 Lease with respect to Lincoln Park branch banking facility (April, 1993) (incorporated by reference to Exhibit 10.6 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Securities and Exchange Commission on July 31, 1997).

10.7 Lease with respect to Northbrook branch banking facility (December 1994) (incorporated by reference to Exhibit 10.7 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Securities and Exchange Commission on July 31, 1997).

10.8 Lease with respect to Deerfield/Riverwoods branch banking facility (September, 1995) (incorporated by reference to Exhibit 10.8 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Securities and Exchange Commission on July 31, 1997).

11.1   Statement re Computation of Per Share Earnings

13.1   1997 Annual Report to Shareholders

21.1 Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Securities and Exchange Commission on July 31, 1997).

27.1   Financial Data Schedule