Form 10-K/A
period 1997-12-31
SUCCESS BANCSHARES INC
filed 1998-05-11
CIK 1009569

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                    0-23235
                             COMMISSION FILE NUMBER

                            SUCCESS BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)


                DELAWARE                                     36-3497644
(State or other jurisdiction of incorporation              (I.R.S. Employer
      or organization)                                     Identification No.)


                               ONE MARRIOTT DRIVE
                          LINCOLNSHIRE, ILLINOIS 60069
                    (Address of principal executive offices)

                                 (847) 634-4200
               Registrant's telephone number, including area code

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)Documents filed as part of this Report:

   1., 2. Financial Statements and Schedules

          The Consolidated Financial Statements are incorporated by reference to the following pages from the 1997 Annual Report to Shareholders, attached hereto as Exhibit 13.1:

                                                                      Page
                                                                      -----
          Report of Independent Auditors...........................     10
          Report of Consolidated Balance Sheets....................     11
          Report of Consolidated Statements of Income..............     12
          Report of Consolidated Statements of Shareholders' Equity     13
          Report of Consolidated Statements of Cash Flows..........     14
          Report of Notes to Consolidated Financial Statements.....  15-30

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

     *27.1    Amended Financial Data Schedule
     _____________
     *Filed herewith.

(b)  Reports on Form 8-K

     A report on Form 8-K dated December 18, 1997 was filed with the Securities and Exchange Commission on December 19, 1997. The report was filed to report a press release announcing the Company's offer to acquire North Bancshares, Inc.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                        SUCCESS BANCSHARES, INC.


By: Saul D. Binder      /s/  Saul D. Binder                 May 11, 1998
                        ---------------------------------   ------------
                        President/Chief Executive Officer    (Dated)

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

*27.1  Amended Financial Data Schedule
__________________________

*Filed herewith.