Form 10-Q
period 1998-03-31
SUCCESS BANCSHARES INC
filed 1998-05-15
CIK 1009569

U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                   FORM 10-Q

X    Quarterly Report pursuant to Section 13 or 15(d) of the Securities and
Exchange Act of 1934
     For the quarterly period ended March 31, 1998

     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ________ to ________.

                        Commission File Number 0-23235


                           Success Bancshares, Inc.
            (Exact name of registrant as specified in its charter)



               Delaware                           36-34976644
(State or other jurisdiction of incorporation or organization)
(I.R.S. Employer Identification No.)

     One Marriott Drive, Lincolnshire, IL                   60069
     (Address of Principal Executive Offices)
(Zip Code)

                                (847) 634-4200
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange of Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  X         No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock: 2,922,574 shares $0.001 par value, outstanding as of April 27, 1998.
Table of Contents


Part I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

     Consolidated Balance Sheet
     1

     Consolidated Statements of Income
     2

     Consolidated Statements of Cash Flow
     3

     Footnotes to Unaudited Consolidated Financial Statements
               4 - 5

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
     6 - 13

Item 3.   Quantitative and Qualitative Disclosures about Market Risk
     Not Applicable


Part II.  OTHER INFORMATION

Item 6.   (a)  Exhibits
14

     (b)  Reports of Form 8-K
          None

Form 10-Q Signature Page

Success Bancshares, Inc. and Subsidiaries
Consolidated Balance Sheets
March 31, 1998 and December 31, 1997

                                               March 31,  December 31
                                                 1998         1997
                                              -----------  ----------
                                             (Unaudited)
ASSETS                              (In thousands, except share data)

Cash and cash equivalents                        $27,836     $23,901
Securities available-for-sale                     27,091      22,090
Securities held-to-maturity (fair value
  $31,422 and $32,439 in
  1998 and 1997, respectively)                    30,615      31,664
Real estate loans held-for-sale                        0          65
Loans, less allowance for loan losses of  $2,263
   at 1998 and $2,079 at 1997                    302,471     287,025
Premises and equipment, net                        8,868       8,786
Interest receivable                                2,574       2,507
Other real estate owned                              312         290
Other assets                                       2,145       2,391
                                               ---------   ---------
                                                $401,912    $378,719
                                               =========   =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Deposits
      Non-interest bearing deposits              $46,531     $45,225
      Interest bearing deposits                  303,543     284,199
                                               ---------   ---------
          Total deposits                         350,074     329,424
   Federal Home Loan Bank advances                10,663      10,720
   Securities sold under repurchase agreements     5,927       3,814
   Demand notes payable to U.S. Government         1,537       1,429
   Convertible subordinated debentures               200         200
   Interest payable and other liabilities          2,340       2,482
                                                --------     -------
         Total liabilities                       370,741     348,069

Minority interest in subsidiary bank                 580         580

Shareholders' equity
  Preferred stock, $0.001 par value, 1,000,000
    shares authorized, none issued                     0           0
  Common stock, $0.001 par value, 7,500,000
    shares authorized, 2,922,574
    and 2,918,324 shares issued and outstanding,
    at 1998 and 1997, respectively                     3           3
   Additional paid-in capital                     24,192      24,151
   Retained earnings                               6,737       6,352
   Loan to Employee Stock Ownership Plan           (138)       (158)
   Accumulated other comprehensive income          (203)       (278)
                                                --------   ---------
        Total shareholders' equity                30,591      30,070
                                                --------    --------
                                                $401,912    $378,719

                                       =========    ========
See accompanying notes to Unaudited Consolidated Financial Statements

Success Bancshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

                                                  Three Months Ended
                                                       March 31,
                                                  1998        1997
Interest income                     (In thousands, except share data)
   Loans (including fee income)                   $6,538      $4,959
   Investment securities                             751         747
   Other interest income                             123          44
                                                  -------     ------
                                                   7,412       5,750
Interest expense
   Deposits                                        3,599       2,381
   Note payable                                        0          94
   Convertible subordinated debentures                 4         101
   Other borrowings                                  241         199
                                                  -------     -------
                                                   3,844       2,775
                                                  -------     -------
Net interest income                                3,568       2,975
Provision for loan losses                            196          82
                                                  -------     -------
Net interest income after provision for
  loan losses                                       3,372      2,893

Other operating income
   Service charges on deposit accounts               500         151
   Gain on sale of  loans                             17          27
   Credit card processing income                   1,315       1,367
   Other noninterest income                           56          18
                                                  -------    --------
                                                   1,888       1,563
Other operating expenses
   Salaries and employee benefits                  1,853       1,442
   Occupancy and equipment expense                   537         464
   Data processing                                   191         245
   Credit card processing expenses                 1,287       1,318
   Other noninterest expenses                        834         808
                                                  -------     -------
                                                   4,702       4,277
                                                  -------     -------
Income before income taxes                           558         179

Income tax expense                                   173          46
                                                  -------     -------
Net income                                           385         133

Other comprehensive income
   Unrealized securities gains, net of income taxes   75          16
                                                  -------     -------
Comprehensive income                                $460        $149
                                                  =======     =======
   Basic earnings per share                        $0.13       $0.11
   Diluted earnings per share                      $0.13       $0.10

See accompanying notes to Unaudited Consolidated Financial Statements Success Bancshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Three Months Ended March 31, 1998 and 1997
(Unaudited)


                                                 1998         1997
                                                      (In thousands)

Net cash provided by operating activities           $694        $554

Cash flows from investing activities:
  Proceeds from maturities of available-for-sale
    securities                                     2,568         529
  Purchase of available-for-sale securities      (7,461)       (497)
  Proceeds from maturities of held-to-maturity
    securities                                    1,117          678
  Loans made to customers, net                  (15,455)     (4,971)
  Premises and equipment expenditures              (347)     (1,341)
  Purchase of subsidiary bank stock                  (1)           0
                                                --------    --------
Net cash used in investing activities           (19,579)     (5,602)
                                                --------    --------
Cash flows from financing activities:
  Increase (decrease) in non-interest
    bearing deposits                                1,306    (4,291)
  Increase in interest bearing deposits           19,344      17,005
  Increase in demand notes payable to U.S.
    Government                                        108      1,417
  Increase in securities sold under agreements
    to repurchase                                  2,113       1,207
  Repayments of notes payable                          0       (400)
  Net increase (decrease) in  Federal Home
    Loan Bank advances                              (57)       3,963
  Issuance of common stock                            26          21
  Repayments of  loan to ESOP                       (20)           0
                                                 --------    -------
Net cash provided by financing activities         22,820      18,922
                                                 --------    -------

Net increase in cash and cash equivalents          3,935      13,874
Cash and cash equivalents at beginning of period  23,901       13,833
                                                 --------   --------
Cash and cash equivalents at end of period       $27,836     $27,707
                                                 =======     =======
See accompanying notes to the Unaudited Consolidated Financial Statements.
NOTE 1:   Basis of Presentation

The financial information of Success Bancshares, Inc. and subsidiaries (the Company) included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of the interim period ended March 31, 1998 are not necessarily indicative of the results expected for the year ended December 31, 1998.


NOTE 2:   Recent Accounting Developments

In June 1997, the FASB issued Statement 130, Reporting Comprehensive Income. The Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Statement does not address when transactions are recorded, how they are measured in the financial statements, or whether they should be included in net income or other comprehensive income. The Statement was effective for fiscal years beginning after December 15, 1997 and has been implemented by the Company.

Also in June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. The Statement established standards for the way that public companies report information about operating segments in annual financial statements and requires that those enterprises report selected financial information about operating segments in interim financial reports issued to shareholders. It also established standards for related disclosures about products and services, geographic areas, and major customers. Statement No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is required to be restated. Management will implement this statement in its 1998 Annual Report.


NOTE 3:   Subsequent Events

The Company, through a statutory business trust, began an offering of 8.95% cumulative trust preferred securities in May 1998 in which it expects to sell up to 1,725,000 shares of $10 liquidation amount securities. The net offering proceeds of this offering are expected to be up to $16.3 million. The proceeds will be used to increase the Company's investment in its majority-owned subsidiary bank to support the Bank's anticipated growth and for general corporate purposes.
NOTE 4:   Earnings Per Share

Basic earnings per share are computed by dividing net income, after deducting any dividends on preferred stock, by the weighted average number of common shares outstanding. Diluted earnings per share assumes the exercise of any dilutive instruments, including stock options and convertible subordinated debt.

The table following summarizes the computation of earnings per share for the periods indicated:

                                     For the Three Months Ended March 31,
                                        1998                    1997
                          Income   Share   Per-Share   Income  Share Per-Share
                       Numerator Denominator Amt    Numerator Denominator Amt
------------------------------------------------------------------------------
                                     (In thousands, except per share amounts)
Net income                    $385                    $133
Less:  Preferred stock
  dividends                      -                       -
                             ------                   -----
Basic EPS
Income available to common
  stockholders                  385  2,919   $0.13      133  1,185  $0.11
Effect of Dilutive Securities
Options                          -     94                -      61
Convertible preferred stock      -      -                -      93
Convertible subordinated debt    2     23                -      -
                             ------ ------           ------ ------
Diluted EPS
Income available to common
  stockholders + assumed
  conversions                  $387 $3,036   $0.13     $133  1,339  $0.11
                             ====== ======  ======   ====== ======  ======
In 1997 and 1996, the assumed conversion of the convertible subordinated debt would have had an antidilutive effect and as such, was not included in diluted EPS for those years. Additionally, the convertible Series B Preferred stock would have had an antidilutive effect in 1997 and 1996, and as such, was not included in diluted EPS for these years. There was no Series B Preferred stock outstanding in 1995.

The convertible subordinated debt is converted into common stock upon issuance or at the beginning of the year, as applicable. If the result of the assumed conversion is dilutive, the interest expense on the convertible subordinated debentures is eliminated while the number of common stock shares is increased. In 1997 the assumed conversion of the subordinated debt would have had an antidilutive effect.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The Company's principal business is conducted by its majority owned subsidiary,
Success National Bank (the "Bank") and consists of full service community banking.  The profitability of the Company's operations depends primarily on its net interest income, provision for loan losses, other operating income, and
other operating expenses.  Net interest income is the difference between the income the Company receives on its loan and investment portfolios and its cost of funds, which consists of interest paid on deposits and borrowings.  The provision for loan losses reflects the cost of credit risk in the Company's loan portfolio.  Other operating income consists of service charges on deposit accounts, securities gains, gains on sale of loans, credit card processing income and fees and commissions.  Other operating expenses include salaries and employee benefits as well as occupancy and equipment expenses, credit card processing expenses, and other non-interest expenses.

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

Since the consummation of its initial public offering in October 1997, the Company has worked to aggressively execute it strategic plan of continued growth by providing a high level of service to its core customers while expanding its market share in its target markets and by entering new markets.

In addition to opening its Lincolnwood/International Office branch in November 1997, the Company's expansion plans currently include:

     Location                                     Projected Opening By
     Downtown Chicago                             June 30, 1998
     Skokie                                       September 30, 1998
     Skokie/Oakton Street                         September 30, 1998
     Mundelein                                    September 30, 1998
     Lake Zurich                                  September 30, 1998
     North Libertyville                           December 31, 1998

Furthermore, the Company is currently negotiating an agreement to purchase an industrial loan company with an aggregate asset base of $15 million located in the State of Hawaii. Although this acquisition is not located in the Company's primary target markets, management believes that it would be attractive given the limited number of banking institutions in the State of Hawaii and the local market knowledge of the President and Chief Executive Officer of Success Bancshares.


Operating Results

For the three months ended March 31, 1998, net income was $385,000 or $0.13 per diluted share, an increase of 189 % from the net income of $133,000 or $0.10 per diluted share for the same period in 1997.

Net Interest Income

The major source of earnings for the Company is net interest income.  The related net interest margin represents the net interest income as a percentage
of average earning assets during the period.  The following table sets forth the average daily balances, net interest income and expenses and average yields and rates for the Company's earning assets and interest bearing liabilities for the
Operating Results (continued)

Net Interest Income (continued)

indicated periods on a tax equivalent basis assuming a 34% tax rate.

                                        Three Months Ended March 31,
                                          1998                  1997
                                Average        Average Average         Average
Assets                          Balance Interest  Rate Balance Interest   Rate
------------------------------------------------------------------------------
                                               (Dollars in thousands)

Loans (1)                       $296,345 $6,541   8.83%$206,914$4,961    9.59%
Taxable investment securities 41,989 616 5.87 38,917 623 6.4 Investment securities exempt from
  Federal income tax              10,971    182    6.64  8,308    155     7.46
Interest bearing deposits with
  financial institutions           4,640     62    5.34  2,085     26     4.99
Other interest earning assets      4,309     61    5.66  2,827     36     5.09
                                ---------------  ------ ------ ------   ------
Total interest earning assets   $358,254 $7,462    8.33$259,051$5,801    8.96%
Non-interest earning assets       30,455                23,442
                                  ------                ------
Total Assets                    $388,709               $282,493
                                 =======               =======
Liabilities & Shareholders' Equity

Deposits:
NOW & money market accounts     $115,871 $1,116   3.85%$79,933   $666    3.33%
Savings deposits                  20,113    161     3.2 19,213    163     3.39
Time deposits                    159,032  2,322    5.84109,756  1,552     5.66
Notes payable                          -      -       -  4,539     94     8.28
Other borrowings                  17,912    245    5.47 18,217    300     6.59
                                  ------ ------  ------ ------ ------    ------
Total interest bearing
  liabilities                    312,928  3,844    4.91231,658  2,775     4.79
Demand deposits - non-interest
  bearing                         42,962                38,083
Other non-interest bearing
  liabilities                      2,004                 2,050
Minority interest in subsidiary
  bank                               580                   523
Shareholders' equity              30,235                10,179
                                  ------                ------
Total liabilities & shareholders'
  equity                        $388,709               $282,493
                                 =======               =======
Net Interest Income                      $3,618                $3,026
                                        =======               =======
Net Interest Margin (annualized)                  4.04%                   4.67%
                                                 ======                  ======
(1)  Non-accrual loans are included in average loans.

The decline in annualized net interest margin for the three months ended March 31, 1998 compared with the same period of 1997, is primarily attributable to a decline in the rate earned on loans as market pressures forced the Bank to be more competitive in commercial loan pricing as well as the effect of promotional rate home equity products. The situation was further impacted by promotional deposit programs intended to fund the substantial growth experienced by the Company. Net interest margin for all of 1997 was 4.17%. To the extent the Company continues to grow utilizing promotional products, the net interest margin could experience further compression.
Operating Results (continued)

Net Interest Income (continued)

The following table represents a reconciliation of fully tax equivalent net interest income.

                                                       (In thousands)
Fully tax equivalent net interest income for the
three months ended March 31, 1997                             $3,026
Change due to average earning assets fluctuations              1,141
Change due to interest rate fluctuations                        (549)
                                                               ------
Fully tax equivalent net interest income for the
three months ended March 31, 1998                              $3,618
                                                               ======
Provision for Loan Losses

The provision for loan losses increased to $196,000 for the quarter ended March 31, 1998 versus $82,000 for the comparable period for the prior year. The increased provision was required to support the growth of the Company's loan portfolio, as more fully discussed below.

Other Operating Income

Other operating income for the three months ended March 31, 1998 was $1.9 million versus $1.6 million for the three months ended March 31, 1997. The increase in other operating income resulted primarily from increased service charges on deposit accounts directly attributable to the $92.3 million (35.8%) increase in deposit accounts from March 31, 1997 to March 31, 1998.

Other Operating Expenses

In the first quarter of 1998 other operating expenses increased $431,000 and represented a 10.1% increase from the comparable period in 1997 of $4.3 million. This increase reflects the higher level of expenditures required to support the Company's growth. Salaries and employee benefits increased to $1.9 million for the three months ended March 31, 1998 versus $1.4 million for the same period for the prior year. This increase of $411,000 reflects increased staffing to support the growth of deposit and loan accounts at existing banking locations, which are required to maintain high levels of customer service as well as the staffing requirements of two new locations opened after the first quarter in 1997 (downtown Deerfield and Arlington Heights).

Income Taxes

The Company recorded income tax expense of $173,000 for the three months ended March 31, 1998 compared to income tax expense of approximately $46,000 in the same period of 1997, which increase is attributed to an increase in earnings before taxes.


Financial Condition

Loans
The loan portfolio is the largest category of the Company's interest earning assets. Since December 31, 1997 loans increased $15.4 million (5.4%) and were $302.5 million at March 31, 1998.

The increase in loans outstanding has been a result of the Bank's active solicitation of new lending relationships in the commercial area and the utilization of a 7.5% three year fixed rate home equity loan promotion.

Financial Condition (continued)

Loans (continued)

The following table sets forth the composition of the loan portfolio:

                                       March 31, 1998  December 31, 1997
                                       Percent of          Percent of
                               Amount  Portfolio    Amount Portfolio
                              --------- --------- ---------  --------
                                        (Dollars in thousands)
Commercial                      $88,702     29.08%  $87,506   30.21%
Real estate - construction       11,997      3.93    13,409     4.63
Real estate - mortgage          118,035      38.69  106,120    36.64
Home equity                      76,108      24.95   72,944    25.18
Installment                       9,804       3.21    9,253     3.19
Credit cards                        412       0.14      432     0.15
                                -------    ------- --------  -------
Total gross loans               305,058    100.00%  289,664  100.00%
                                           =======          ========
Net deferred loan fees               23               (187)
Unaccreted discount resulting
  from loss on transfer of loans
  held-for-sale to portfolio      (347)               (373)
                                -------            --------
Loans net of unearned discount
  and net deferred loan fees   304,734              289,104
Allowance for loan losses       (2,263)             (2,079)
                               --------             -------
Net loans                      $302,471            $287,025
                                =======             =======
Non-Performing Loans

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

                                                 March 31,   Decemgber 31,
                                                    1998          1997
                                                 (Dollars in thousands)
Non-accrual                                         $1,304     $1,479
90 days or more past due, still accruing               307        341
Restructured                                             -          -

                                                    ------    -------
Total non-performing loans                           $1,611     $1,820
                                                     ======     ======
Non-performing loans to total loans,
  net of unearned discount and net deferred loan fees  0.53%    0.63%

Non-performing loans to allowance for loan losses    71.19%    87.54%

The decrease in non-performing loans of $209,000 from December 31, 1997 to March 31, 1998 is primarily attributable to payments received from one customer. Of the nonperforming loans, two (totaling $303,000) are 90 days or more past due but still accruing interest. Each of these loans is secured by a first lien on residential real estate or a second lien where the Bank also holds the first lien. Should management's view of the collectibility of these loans change, they may be transferred to nonaccrual status. The remaining five large non-performing loans are nonaccrual and are summarized as follows:
Financial Condition (continued)

Non-Performing Loans (continued)


                                                          Balance at
Loan Type                              Number of Loans    December 31, 1997

                                       (Dollars in thousands)
Residential Mortgage - 1st Lien         2                  $377
Commercial Mortgage - 1st Lien          1                   555
Commercial Construction                 1                   199
Commercial Line of Credit               1                   100

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

Potential Problem Loans

In addition to those loans disclosed under "Non-performing Loans," there are certain loans in the portfolio which management has identified through its problem loan identification system which exhibit a higher than normal credit risk.  However, these loans do not represent non-performing loans to the
Company.  Management's review of the total loan portfolio to identify loans where there is concern that the borrower will not be able to continue to satisfy present loan repayment terms includes factors such as review of individual loans, recent loss experience and current economic conditions.
Loans in this category include those with characteristics such as those that have recent adverse operating cash flow or balance sheet trends, or have general risk characteristics that the loan officer believes might jeopardize the future timely collection of principal and interest payments.  The principal amount of loans in this category as of March 31, 1998 and December 31, 1997 were approximately $4.1 million and $3.7 million, respectively.  The increase
in this category is primarily attributed to the classification of one commercial mortgage borrowing relationship totaling $587,000.  These loans were classified due to their debt service coverage levels and loan to value ratios.
At March 31, 1998, there were no significant loans which were classified by any bank regulatory agency that are not included above as non-performing or as a potential problem loan.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level considered adequate to provide for potential future losses in the Company's loan portfolio. The level of the allowance is based upon management's periodic and comprehensive evaluation of the loan portfolio, as well as current and projected economic conditions. Reports of examination furnished by Federal banking authorities are also considered by management in this regard. These evaluations by management in assessing the adequacy of the allowance include consideration of past loan loss experience, changes in the composition of the loan portfolio, the volume and condition of loans outstanding and current market and economic conditions.

Loans are charged to the allowance for loan losses when deemed uncollectible by management, unless sufficient collateral exists to repay the loan.

Financial Condition (continued)

Allowance for Loan Losses (continued)

The following table summarizes transactions in the allowance for loan losses for the periods indicated:

                                                   Three Months Ended
                                                         March 31,
                                                      1998       1997
                                                    (Dollars in thousands)
Allowance at beginning of period                     $2,079    $1,425

Charge-offs                                             17         38
Recoveries                                             (5)        (4)
                                                      -----     ------
Net charge-offs                                         12         34
                                                      -----      -----
Provision for loan losses                              196         82
                                                      -----      -----
Allowance at end of period                           $2,263     $1,473
                                                     ======     ======
Allowance to total loans, net of
  unearned discount and net deferred loan fees      0.74 %     0.70 %

Net charge-offs to average loans outstanding
(annualized)                                        0.02 %     0.07 %

Control of the Company's loan quality is continually monitored by management and is reviewed by the Board of Directors and loan committee of the Bank on a monthly basis, subject to the oversight by the Company's Board of Directors through its members who serve on the loan committee. Independent external review of the loan portfolio is provided by the examinations conducted by regulatory authorities, independent public accountants in conjunction with their annual audit, and an independent loan review performed by a consultant engaged by the Board of Directors. The amount of additions to the allowance for possible loan losses which are charged to earnings through the provision for loan losses are determined based on a variety of factors, including actual charge-offs during the year, historical loss experience, delinquent loans, and an evaluation of current and prospective economic conditions in the market area. Although management believes the allowance for possible loan losses is adequate to cover any potential losses, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future.

Deposits

The following table sets forth deposits at the periods indicated.

                                                    March 31, 1998
                                                   December 31, 1997
                                                (Dollars in thousands)
NOW and money market accounts                     $125,810  $108,998
Savings deposits                                    20,632    19,389
Time deposits                                      157,101   155,812
Demand deposits - non-interest bearing              46,531    45,225
                                                  --------   -------
Total                                             $350,074  $329,424
                                                   =======   =======
The increase in NOW and money market accounts is a result of a 5.12% APY NOW account promotion started during 1997 and continued into 1998.


Liquidity and Capital Resources

Shareholders' Equity and Capital Standards

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's growth and financial condition. The regulations require the Company and the Bank to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting principles. The capital classifications are also subject to qualitative judgments by the regulators about risk weightings and other factors.

Quantitative measures established by Federal regulations to ensure capital adequacy require the Company and the Bank to maintain minimum ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to total average assets (as defined in the regulations). As of March 31, 1998, the Company's actual total capital to risk-weighted assets ratio was 12.03%. As of March 31, 1998, the most recent notification from the corresponding regulatory agency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be considered well capitalized, under this framework, the Bank must maintain minimum leverage, Tier 1 and Tier 2 ratios as set forth in the following table.

The required ratios and the Company's and Bank's actual ratios at March 31, 1998, are presented below:


                                                        To Be Well Capitalized
                                        For Capital    Under Prompt Corrective
                         Actual        Adequacy Purposes      Action Provisions
                         Actual Ratio     Actual Ratio    Actual    Ratio
                                        (Dollars in thousands)
As of March 31, 1998
Total Capital (to Risk
  Weighted Assets):
Company                  $33,754  12.03%  $22,447  8.0%   Not Applicable
Bank                      30,547   10.91   22,409   8    $28,012    10.0%
Tier 1 Capital (to Risk
  Weighted Assets):
Company                   31,374   11.18   11,224   4     Not Applicable
Bank                      28,284    10.1   11,205   4     16,807        6
Tier 1 Capital (To
  Total Average Assets):
Company                   31,374    8.07   15,548   4     Not Applicable
Bank                     $28,284   7.33%  $15,440  4.0%  $19,300    5.0%

Operating Investing and Financing Activities

The Company's cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities consists primarily of earnings. Net cash used in investing activities, consisting primarily of loan and investment funding, was $19.6 million and $5.6 million for the three months ended March 31, 1998 and 1997, respectively. The increased usage is attributed to a much greater volume of loan closings as a result of the Company's growth strategy. Net cash provided by financing activities, consisting principally of deposit growth, was $22.8 million and $18.9 million for the three months ended March 31, 1998 and 1997, respectively.


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

Forward Looking Statements (continued)

     Federal and state legislative and regulatory developments;

     The impact of continued loan and deposit promotions on the Company's net interest margin;

     The impact of opening, staffing and operating new branch facilities;

Changes in management's estimate of the adequacy of the allowance for loan losses;

     Changes in the level and direction of loan delinquencies and write-offs;

     Interest rate movements and their impact on customer behavior and the Company's net interest margin;

     The impact of repricing and competitors' pricing initiatives on loan and deposit products;

     The Company's ability to adapt successfully to technological changes to meet customers' needs and developments in the marketplace;

     The Company's ability to access cost effective funding; and

     Changes in financial markets and general economic conditions.
PART II:  OTHER INFORMATION


Item 6:   Exhibits and Reports on Form 8-K

Exhibits

Exhibit Number      Exhibit Title
     3.1 Second Restated Certificate of Incorporation of Success Bancshares (incorporated by reference to Exhibit 3.1 of Success Bancshares' Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).
     3.2  By-laws of Success Bancshares (incorporated by reference to Exhibit
          3.2 of Success Bancshares' Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).
     4.1 Form of Junior Subordinated Debenture Certificate (included as an exhibit to Exhibit 4.1).
     4.3  Certificate of Trust of Success Capital (incorporated by reference to
          Exhibit 4.3 of the Form S-1 Registration Statement of Success Bancshares and Success Capital (No. 333-51271 and 333-51271-01) filed with the Commission on April 28, 1998).
     4.4 Form of Amended and Restated Trust Agreement of Success Capital (incorporated by reference to Exhibit 4.4 of the Form S-1 Registration Statement of Success Bancshares and Success Capital (No. 333-51271 and 333-51271-01) filed with the Commission on April 28,
          1998).
     4.5 Form of Trust Preferred Security Certificate of Success Capital (included as an exhibit to Exhibit 4.4).
     4.6 Form of Common Security Certificate of Success Capital (included as an exhibit to Exhibit 4.4).
     4.7 Form of Guarantee Agreement of Success Bancshares relating to the Trust Preferred Securities (incorporated by reference to Exhibit 4.7 of the Form S-1 Registration Statement of Success Bancshares and Success Capital (No. 333-51271 and 333-51271-01) filed with the Commission on April 28, 1998).
     10.1 $10 Million Business Loan Agreement, dated January 13, 1997, between Success Bancshares and Cole Taylor Bank (incorporated by reference to
          Exhibit 10.1 of Success Bancshares' 1997 Annual Report on Form 10-K filed with the Commission on March 31, 1998).
     10.2 1995 Success Bancshares, Inc. Employee Stock Option Plan (incorporated by reference to Exhibit 10.2 of Success Bancshares' Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).
     10.3 Employment Agreement between Success Bancshares and Saul D. Binder (incorporated by reference to Exhibit 10.3 of Success Bancshares' Form S-1 Registration Statement (No. 333-32561f) filed with the Commission on July 31, 1997)
     10.4 Executive Severance Agreement between Success Bancshares and Steven
          A. Covert (incorporated by reference to Exhibit 10.4 of Success Bancshares' Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).
     10.6 Lease with respect to Lincoln Park branch banking facility (April, 1993) (incorporated by reference to Exhibit 10.6 of Success Bancshares' Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).
     10.7 Lease with respect to Northbrook branch banking facility (December, 1994) (incorporated by reference to Exhibit 10.7 of Success Bancshares' Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).
     10.8 Lease with respect to Deerfield/Riverwoods branch banking facility (September, 1995) (incorporated by reference to Exhibit 10.8 of Success Bancshares' Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).
     *27.1 Financial Data Schedule


*    Filed herewith

(b)  None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   Success Bancshares, Inc.
                                   (Registrant)



     May 15, 1998                  /s/  Saul D. Binder
-----------------------            ----------------------------
Date                               Saul D. Binder
                                   President & Chief Executive Officer



     May 15, 1998                  /s/  Steven A. Covert
-------------------------          --------------------------------
Date                               Steven A. Covert
                                   Executive Vice President
                                   & Chief Financial Officer

EXHIBIT INDEX
 Exhibit Number     Exhibit Title

     3.1 Second Restated Certificate of Incorporation of Success Bancshares (incorporated by reference to Exhibit 3.1 of Success Bancshares' Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997)
     3.2  By-laws of Success Bancshares (incorporated by reference to Exhibit
          3.2 of Success Bancshares' Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).
     4.1 Form of Subordinated Indenture relating to the Junior Subordinated Debentures (incorporated by reference to Exhibit 4.1 of the Form S-1 Registration Statement of Success Bancshares and Success Capital (No. 333-51271 and 333-51271-01) filed with the Commission on April 28,
          1998).
     4.2 Form of Junior Subordinated Debenture Certificate (included as an exhibit to Exhibit 4.1).
     4.3  Certificate of Trust of Success Capital (incorporated by reference to
          Exhibit 4.3 of the Form S-1 Registration Statement of Success Bancshares and Success Capital (No. 333-51271 and 333-51271-01) filed with the Commission on April 28, 1998f).
     4.4 Form of Amended and Restated Trust Agreement of Success Capital (incorporated by reference to Exhibit 4.4 of the Form S-1 Registration Statement of Success Bancshares and Success Capital (No. 333-51271 and 333-51271-01) filed with the Commission on April 28,
          1998).
     4.5 Form of Trust Preferred Security Certificate of Success Capital (included as an exhibit to Exhibit 4.4).
     4.6 Form of Common Security Certificate of Success Capital (included as an exhibit to Exhibit 4.4).
     4.7 Form of Guarantee Agreement of Success Bancshares relating to the Trust Preferred Securities (incorporated by reference to Exhibit 4.7 of the Form S-1 Registration Statement of Success Bancshares and Success Capital (No. 333-51271 and 333-51271-01) filed with the Commission on April 28, 1998).
     10.1 $10 Million Business Loan Agreement, dated January 13, 1997, between Success Bancshares and Cole Taylor Bank (incorporated by reference to
          Exhibit 10.1 of Success Bancshares' 1997 Annual Report on Form 10-K filed with the Commission on March 31, 1998).
     10.2 1995 Success Bancshares, Inc. Employee Stock Option Plan (incorporated by reference to Exhibit 10.2 of Success Bancshares' Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).
     10.3 Employment Agreement between Success Bancshares and Saul D. Binder (incorporated by reference to Exhibit 10.3 of Success Bancshares' Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).
     10.4 Executive Severance Agreement between Success Bancshares and Steven
          A. Covert (incorporated by reference to Exhibit 10.4 of Success Bancshares' Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).
     10.5 Lease with respect to Lincolnwood branch banking facility (October, 1991) (incorporated by reference to Exhibit 10.5 of Success Bancshares' Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).
     10.7 Lease with respect to Northbrook branch banking facility (December, 1994) (incorporated by reference to Exhibit 10.7 of Success Bancshares' Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).
     10.8 Lease with respect to Deerfield/Riverwoods branch banking facility (September, 1995) (incorporated by Reference to Exhibit 10.8 of Success Bancshares' Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997.
     *27.1 Financial Data Schedule

*  Filed herewith

Legend    This schedule contains summary financial information extracted from the quarterly unaudited financial statements of Success Bancshares, Inc. for the three months ended March 31, 1998, and is qualified in its entirety by reference to such financial statements.
Name      Success Bancshares, Inc.
Multiplier     1,000
Period Type    3 months
Fiscal Year End     Dec-31-1998
Period Start   Jan-01-1998
Period End     Mar-31-1998
Cash      20,301
Int. Bearing Deposits    4,835
Fed Funds Sold      2,700
Trading Assets      0
Investments Held-for-Sale     27,091
Investments Carrying     30,615
Investments Market  31,422
Loans     304,734
Allowance      2,263
Total Assets   401,912
Deposits  350,074
Short Term     11,464
Liabilities - Other      2,340
Long Term      6,863
Preferred Mandatory      0
Preferred      0
Common    24,195
Other - SE     6,396
Total Liabilities and Equity  401,912
Interest - Loan     6,538
Interest - Invest   751
Interest - Other    123
Interest - Total    7,412
Interest - Deposit  3,599
Interest - Expense  3,844
Interest - Income - Net  3,568
Loan - Losses  196
Securities - Gains  0
Expense - Other     4,708
Income - Pretax     558
Income - Pre-Extraordinary    558
Extraordinary  0
Changes   0
Net - Income   385
EPS - Basic    0.13
EPS - Diluted  0.13
Yield - Actual      4.04
Loans - Non    1,304
Loans - Past   307
Loans - Troubled    0
Loans - Problem     4,091
Allowance - Open    2,079
Charge-Offs    17
Recoveries     5
Allowance - Close   2,263
Allowance - Domestic     2,263
Allowance - Foreign      0
Allowance - Unallocated  662