Form 10-Q
period 1998-06-30
SUCCESS BANCSHARES INC
filed 1998-08-12
CIK 1009569

U.S. Securities and Exchange Commission
                            Washington, D.C.  20549

                                   FORM 10-Q

     (Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

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

                    Yes [ X ]                No  [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock 2,951,236 shares $0.001 per value, outstanding as of July 30, 1998.



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

          Item 3. Quantitative and Qualitative Disclosures about
                     Market Risk

Part II.  Other Information

          Item 4. Submission of Matters to a Vote of Security
                     Holders

          Item 6.

               (a)Exhibits
                  27.  Financial Data Schedule

               (b)Reports on Form 8-K
                  None

Form 10-Q Signature Page



                   SUCCESS BANCSHARES, INC. AND SUBSIDIARIES
                     UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                   June 30,     December 31,
                                                     1998           1997
                                                  -----------   ------------
                                              (In Thousands, except share date)
ASSETS
 Cash and cash equivalents                        $   37,037   $  23,901
 Securities available-for-sale                        24,173      22,090
 Securities held-to-maturity (fair value $33,593
   and $32,439 in 1998 and 1997, respectively         32,949      31,664
 Real estate loans held-for-sale                           -          65
 Loans, less allowance for loan losses of $2,544
   at 1998 and $2,079 at 1997                        326,325     287,025
 Premises and equipment, net                           9,863       8,786
 Interest receivable                                   2,595       2,507
 Other real estate owned                                 671         290
 Other assets                                          2,949       2,391
                                                   ----------  ----------
TOTAL ASSETS                                      $  436,562   $ 378,719
                                                   ==========  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
 Deposits
 Non-interest bearing deposits                    $   49,550   $  45,225
 Interest bearing deposits                           314,468     284,199
                                                  -----------  -----------
     Total deposits                                  364,018     329,424

 Federal Home Loan Bank advances                      14,606      10,720
 Securities sold under repurchase agreements           5,704       3,814
 Demand notes payable to U.S. Government               3,298       1,429
 Convertible subordinated debentures                      --         200
 Interest payable and other liabilities                2,240       2,482
                                                   ----------  -----------
     TOTAL LIABILITIES                               389,866     348,069
                                                   ----------  ----------
Minority Interest in Subsidiary Bank                     575         580

Company obligated mandatory redeemable
 preferred securities of subsidiary trust
 holding solely junior subordinated debentures        15,000          --

SHAREHOLDERS' EQUITY:
 Preferred stock, $0.001 par value, 1,000,000
  shares authorized, none issued                           --          --
 Common stock. $0.001 par value;
  7,500,000 shares authorized, 2,951,236 and
  and 2,918,324 shares issued and outstanding at
  1998 and 1997, respectively                              3           3
 Additional paid-in capital                           24,402      24,151
 Retained earnings                                     7,054       6,352
 Loan to Employee Stock Ownership Plan                  (138)       (158)
 Accumulated other comprehensive income                 (200)       (278)
                                                  -----------  -----------
TOTAL SHAREHOLDERS' EQUITY                            31,121      30,070



                                                  ----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $  436,562   $ 378,719
                                                  ===========  ===========

See notes to unaudited consolidated financial statements.



                   SUCCESS BANCSHARES, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Three Months Ended
                                                         June 30,
                                                     1998         1997
                                                  -----------  -----------
                                         (In thousands, except share data)
Interest income:
 Loans (including fee income)                     $     6,931  $    4,729
 Investment securities                                    813         646
 Other interest income                                    207          90
                                                   ----------  -----------
                                                        7,951       5,465
Interest expense:
 Deposits                                               3,776       2,546
 Note payable                                               -          95
 Convertible subordinated debentures                        4          84
 Other borrowings                                         456         225
                                                   ----------  -----------
                                                        4,236       2,950
                                                   ----------  -----------
Net interest income                                     3,715       2,515
Provision for loan losses                                 281         146
                                                   ----------  -----------
Net interest income after provision
 for loan losses                                        3,434       2,369

Other operating income:
 Service charges on deposit accounts                      536         766
 Gain on sale of loans                                      -           1
 Gain on sale of securities                                16           -
 Credit card processing expense                         1,484       1,478
 Other noninterest income                                  64         105
                                                   ----------  -----------
                                                        2,100       2,350
Other operating expenses:
 Salaries and employee benefits                         2,009       1,436
 Occupancy and equipment expense                          635         515
 Data processing                                          178         243
 Credit card processing expenses                        1,493       1,447
 Other noninterest expenses                               874         709
                                                   ----------  -----------
                                                        5,189       4,350
                                                   ----------   ---------
Income before income taxes                                345         369

Income tax expense                                         27         142
                                                  -----------  -----------
Net income                                                318         227

Other comprehensive income
 Unrealized securities gains, net of income taxes           3          78
                                                  -----------  -----------
Comprehensive income                              $       321  $      305
                                                  ===========  ===========



Basic earnings per share                                $0.11       $0.16
Diluted earnings per share                              $0.11       $0.15

See notes to unaudited consolidated financial statements.



            SUCCESS BANCSHARES, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Six Months Ended
                                                       June 30,
                                                     1998         1997
                                                  -----------  -----------
                                              (In thousands, except share data)
Interest income:
 Loans (including fee income)                     $    13,469  $    9,688
 Investment securities                                  1,564       1,393
 Other interest income                                    330         134
                                                   ----------  -----------
                                                       15,363      11,215
Interest expense:
 Deposits                                               7,375       4,927
 Note payable                                               -         189
 Convertible subordinated debentures                        8         185
 Other borrowings                                         697         424
                                                   ----------  -----------
                                                        8,080       5,725
                                                   ----------  -----------
Net interest income                                     7,283       5,490
Provision for loan losses                                 477         228
                                                   ----------  -----------
Net interest income after provision
 for loan losses                                        6,806       5,262

Other operating income:
 Service charges on deposit accounts                    1,036         917
 Gain on sale of loans                                     17          28
 Gain on sale of securities                                16           -
 Credit card processing expense                         2,799       2,845
 Other noninterest income                                 120         123
                                                   ----------  -----------
                                                        3,988       3,913
Other operating expenses:
 Salaries and employee benefits                         3,862       2,878
 Occupancy and equipment expense                        1,172         979
 Data processing                                          369         488
 Credit card processing expenses                        2,780       2,765
 Other noninterest expenses                             1,708       1,517
                                                   ----------  -----------
                                                        9,891       8,627
                                                   ----------   ---------
Income before income taxes                                903         548

Income tax expense                                        200         188
                                                  -----------  -----------
Net income                                                703         360

Other comprehensive income
 Unrealized securities gains, net of income taxes          78          94
                                                  -----------  -----------
Comprehensive income                              $       781  $      454
                                                  ===========  ===========



Basic earnings per share                          $      0.24  $     0.27
Diluted earnings per share                        $      0.23  $     0.25


See notes to unaudited consolidated financial statements.



                   SUCCESS BANCSHARES, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Six Months Ended
                                                         June 30,
                                                      1998        1997
                                                  -----------  -----------
                                                      (in thousands)
Net cash provided by operating activities         $    1,118   $   1,812
                                                  -----------  -----------
Cash Flows from Investing Activities:
 Proceeds from maturities of available-for-
  sale securities                                      5,333       1,752
 Purchase of available-for-sale securities            (7,461)     (2,479)
 Proceeds from maturities of held-to-maturity
  securities                                           1,594       1,198
 Purchase of held-to-maturity securities              (3,000)          -
 Proceeds from sale of loans                              65           -
 Proceeds from sale of other real estate owned           246           -
 Loans made to customers, net                        (40,448)    (27,178)
 Premises and equipment expenditures                  (1,620)     (1,667)
                                                  -----------  -----------
Net cash (used in) investing activities              (45,291)    (28,374)
                                                  -----------  -----------
Cash Flows from Financing Activities:
 Increase (decrease) in non-interest bearing
   deposits                                            4,325         (23)
 Increase in interest bearing deposits                30,269      23,154
 Increase in demand notes payable
  to U.S. Government                                   1,869       1,143
 Increase in securities sold under agreements
  to repurchase                                        1,890         741
 Repayments of notes payable                               -        (400)
 Net increase in Federal Home Loan Bank advances       3,886       3,927
 Repurchase of Series B Preferred                          -         (94)
 Repayment of convertible subordinated debentures       (200)          -
 Issuance of Trust Preferred                           15,000          -
 Issuance of common stock                                250          98
 Repayment of loan to ESOP                                20          --
                                                  -----------  -----------
Net cash provided by financing activities             57,309      28,546
                                                  -----------  -----------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS       13,136       1,984
Cash and equivalents at beginning of period           23,901      13,932
                                                  -----------  -----------
CASH AND EQUIVALENTS AT END OF PERIOD             $   37,037   $  15,916
                                                  ===========  ===========

See notes to unaudited consolidated financial statements.



NOTE 1 -  Basis of Presentation

The financial information of Success Bancshares, Inc. and subsidiaries (the Company) included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of the interim period ended June 30, 1998 are not necessarily indicative of the results expected for the year ended December 31, 1998.

NOTE 2 - Recent Accounting Developments

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

During 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities" which establishes new standards for reporting information about derivatives and hedging. It is effective for periods beginning after June 15, 1999 and will be adopted by the Company as of January 1, 2000. The Company expects that adoption of this Standard will have no effect on its consolidated financial position, results of operations or on disclosures within the financial statements as it currently does not engage in the use of derivative instruments or other hedging activities.

Note 3 - 8.95% Cumulative Trust Preferred Securities

On May 19, 1998, the Company issued $15 million of Trust Preferred Securities
("Securities") through Success Capital Trust I ("Trust"), a statutory business trust and wholly-owned subsidiary of the Company.  The Securities pay cumulative cash distributions quarterly at an annual rate of 8.95%.  Proceeds from the sale of the Securities were invested by the Trust in 8.95% Junior
Subordinated Deferrable Interest Debentures issued by the Company which represents all of the assets of the Trust.  The Securities are subject to mandatory redemption, in whole or in part, upon repayment of the Junior
Subordinated Debentures at the stated maturity or their earlier redemption, in each case at a redemption price equal to the aggregate liquidation preference of the Securities plus any accumulated and unpaid distributions thereon to the date of redemption.  Prior redemption is permitted under certain circumstances such as changes in tax and investment company regulations.  The Company fully



and unconditionally guarantees the Securities through the combined operation of the debentures and other related documents. The Company's obligations under the guarantee are unsecured and subordinate to senior and subordinated indebtedness of the Bank.

Note 4 - Earnings Per Common Share

Basic earnings per share are computed by dividing net income, after deducting any dividends on preferred stock, by the weighted average number of common shares outstanding. Diluted earnings per share assumes the exercise of any dilutive instruments, including stock options and convertible subordinated debt.

The following tables summarize the computation of earnings per share for the periods indicated:

                                           Three Months Ended June 30,
                                        1998                     1997
                               Income   Share Per Share  Income Share PerShare
                              Numerator Denom.  Amount Numerator Denom. Amount

------------------------------------------------
                                             (Dollars in thousands)

Net income                          $318                    $227
Less preferred stock dividends         -                      40
                                  ------                   -----
Basic EPS
Income available to
 common stockholders                 318   2,929  $0.11      187  1,184   $0.16
Effective of Dilutive securities:
 Options                               -      76               -     61
 Convertible preferred stock           -       -               -     42
 Convertible subordinated debt         -       -               -      -
                                   -----  ------           ----- ------
Diluted EPS
Income available to common
 stockholders and assumed
 conversions                        $318   3,006  $0.11     $187  1,287   $0.15
                                  ======  ======  =====    ===== ======   =====

                                           Six Months Ended June 30,
                                        1998                     1997
                               Income   Share Per Share  Income Share PerShare
                              Numerator Denom.  Amount Numerator Denom. Amount

------------------------------------------------
                                             (Dollars in thousands)

Net income                          $703                    $360
Less preferred stock dividends         -                      40
                                  ------                   -----
Basic EPS
Income available to
 common stockholders                 703   2,924  $0.24      320  1,185   $0.27
Effective of Dilutive securities:
 Options                               -      76               -     54



 Convertible preferred stock           -       -               -     42
 Convertible subordinated debt         5      20               -      -
                                   -----  ------           ----- ------
Diluted EPS
Income available to common
 stockholders and assumed
 conversions                        $708   3,020  $0.23     $320  1,281   $0.25
                                  ======  ======  =====    ===== ======   =====

For the quarter ended June 30, 1998 and for the quarter and six-month periods ended June 30, 1997, the assumed conversion of the convertible subordinated debt would have had an antidilutive effect and as such, was not included in diluted earnings per share. Had the result of the assumed conversion been dilutive, the interest expense on the convertible subordinated debentures would have been eliminated and the number of shares of common stock increased.



                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    GENERAL

The principal business of Success Bancshares, Inc. (referred to as the "Company" when such reference includes Success Bancshares, Inc. and its subsidiaries, collectively, or "Success Bancshares" when referring only to the parent company), is conducted by its majority owned subsidiary, Success National Bank (the "Bank") and consists of full service community banking. The profitability of the Company's operations depends primarily on its net interest income, provision for loan losses, other operating income and other operating expenses. Net interest income is the difference between the income the Company receives on its loan and investment portfolios and its cost of funds, which consists of interest paid on deposits and borrowings. The provision for loan losses reflects the cost of credit risk in the Company's loan portfolio. Other operating income consists of service charges on deposit accounts, securities gains, gains on sale of loans, credit card processing income and fees and commissions. Other operating expenses include salaries and employee benefits as well as occupancy and equipment expenses, credit card processing expenses, and other non-interest expenses.

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

Since the consummation of its initial public offering in October 1997, the Company has worked to aggressively execute its strategic plan of continued growth by providing a high level of service to its core customers while expanding its market share in its target markets and by entering new markets.

In addition to opening its Downtown Chicago branch in May 1998, the Company's expansion plans currently include:

                     Location                    Projected Opening By
              ----------------------           ------------------------
                Skokie/Oakton St.                     August 1998
                      Skokie                         October 1998
                   Lake Zurich                       October 1998
                North Libertyville                   December 1998
                    Mundelein                        January 1999

Operating Results

For the three months ended June 30, 1998, net income was $318,000, an increase of 40% from the net income of $227,000 for the same period in 1997. For the first six months of 1998, net income was $703,000, an increase of 95% from the net income of $360,000, for the same period in 1997. For the quarter and six month period ended June 30, 1998, net income per diluted share was $0.11 and



$0.23, respectively, as compared to $0.15 and $0.25 per diluted share for the same period in 1997.

Net Interest Income

The major source of earnings for the Company is net interest income. The related net interest margin represents the net interest income as a percentage of average interest earning assets during the period. The following table sets forth the average daily balances, net interest income and expenses and average yields and rates for the Company's interest earning assets and interest bearing liabilities for the indicated periods on a tax equivalent basis assuming a 34% tax rate.

                                           Period Ended June 30,
                                        1998                     1997

                               Average         Average  Average         Average
Assets                         Balance Interest  Rate   Balance Interest Rate
                                   ---------------------------------------
                                             (Dollars in thousands)

Loans (1)                       $305,033 $13,487  8.84% $213,013 $9,695   9.10%
Taxable investment securities     43,503   1,273  5.85    39,024  1,215   6.23
Investment securities exempt
 from Federal income taxes        11,928     441  7.39     8,252    270   6.54
Interest bearing deposits with
 financial institutions            6,678     179  5.36     2,219     55   4.96
Other interest earning assets      5,266     151  5.73     2,887     79   5.47
                                -------- -------  ----- -------- ------  ------
Total interest earning assets   $372,408 $15,531  8.34%  265,395$11,314   8.53%
Non-interest earning assets       31,439                  24,286
                                --------                --------
     Total assets               $403,847                $289,681
                                ========                ========

Liabilities & Shareholders' Equity

Deposits:
 NOW & money market accounts    $121,657  $2,366  3.89%  $81,525 $1,367   3.35%
 Savings deposits                 20,458     328  3.21    19,408    325   3.35
 Time deposits                   160,389   4,681  5.84   113,437  3,235   5.70
 Notes payable                         -       -    -      4,615    189   8.19
 Other borrowings                 18,933     705  7.45    18,648    609   6.53
                                -------- -------  ----- -------- ------  ------
Total interest bearing
 liabilities                     321,437   8,080  5.03   237,633  5,725   4.82
Demand deposits - non-interest
 bearing                          45,158                  39,209
Other non-interest bearing
 liabilities                       6,156                   1,773
Minority interest in subsidiary
 bank                                579                     523
Shareholder's equity              30,517                  10,543
                                --------                --------
Total liabilities &
 shareholders' equity           $403,847                $289,681
                                ========                ========



Net Interest Income                       $7,451                 $5,589
                                          ======                 ======
Net Yield on Interest Earning Assets              4.00%                   4.21%
                                                  =====                   =====

(1) Non-accrual loans are included in average loans.

The decline in annualized net interest margin for the six months ended June 30, 1998 compared with the same period of 1997, is primarily attributable to a decline in the rate earned on loans as market pressures forced the Bank to be more competitive in commercial loan pricing and to the effect of promotional rate home equity products. The situation was further impacted by promotional deposit programs intended to fund the substantial growth experienced by the Company. To the extent the Company continues to grow utilizing promotional products, the net interest margin could experience further compression.

The following table represents a reconciliation of fully tax equivalent net interest income.

(Dollars in thousands)
Fully tax equivalent net interest income for the
 six months ended June 30, 1997                                      $5,589
Change due to average earnings assets fluctuations                    2,474
Change due to interest rate fluctuations                               (612)
                                                                     ------
Fully tax equivalent net interest income for the
 six months ended June 30, 1998                                      $7,451
                                                                     ======

Provision for Loan Losses

The provision for loan losses was $281,000 for the quarter ended June 30, 1998 versus $146,000 for the comparable period in 1997. For the six month period ended June 30, 1998, the Bank provided $477,000 as an addition to the allowance for loan losses as compared to a provision of $228,000 for the comparable period in 1997. The increased provisions for the quarter as well as the six month period were required to support the growth of the Company's loan portfolio, as more fully discussed below.

Other Operating Income

For the second quarter of 1998, other operating income decreased $205,000 to $2.1 million, compared with $2.3 million for the comparable period in 1997. The decrease is primarily the result of a lower level of service charges on deposit accounts for the current quarter as compared to the same quarter last year. Service charges on deposit accounts amounted to $536,000 and $766,000 for the quarters ended June 30, 1998 and 1997, respectively.

For the six month period ended June 30, 1998, other operating income increased $75,000 over the comparable period in 1997 which was largely the result of an increase in income relating to service charges on deposit accounts.

Other Operating Expenses

In the second quarter of 1998, other operating expenses increased $839,000, or 19.3%, to $5.2 million, compared with $4.4 million in 1997. In the first six months of 1998, other operating expense increased $1.3 million, or 14.7%, to



$9.9 million, as compared to $8.6 million for the same period in 1997.

The increase for both the quarter and six month period reflects the higher level of cost necessary to support the Company's growth. Salary and employee benefit expenses increased $1.0 million, or 34.2%, to $3.9 million for the six month period ended June 30, 1998 as compared to the same period in 1997. This increase reflects both the increased staffing to support the growth of deposit and loan accounts at existing bank locations as well as the staffing requirements for newly opened offices.

Income Taxes

The Bank recorded income tax provisions of $27,000 and $200,000 for the quarter and six month periods ended June 30, 1998, respectively, as compared to $142,000 and $188,000 for the respective comparable periods in 1997. Although income before tax increased $355,000, or 65%, to $903,000 for the six month period ended June 30, 1998 as compared to $548,000 for the same period in 1997, income not subject to Federal income tax also increased resulting in reduced provisions.

Financial Condition

Loans

The loan portfolio is the largest category of the Company's interest earning assets. For the quarter ended June 30, 1998, loans increased $39.8 million, or 13.8%, to $328.9 million, as compared to $289.1 million at December 31, 1997.

The increase in loans outstanding has been a result of the Bank's active solicitation of new lending relationships in the commercial area and the utilization of a 7.5% three year fixed rate home equity loan promotion.

The following table sets forth the composition of the loan portfolio:

                                                                 June 30, 1998
                                   December 31, 1997
                                           Percent of             Percent of
                                  Amount    Portfolio     Amount  Portfolio
                                  ------------------------------------------
                                           (Dollars in thousands)
Commercial                       $93,424      28.39%     $87,506     30.21%
Real estate - construction        16,714       5.08       13,409      4.63
Real estate - mortgage           133,595      40.59      106,120     36.64
Home equity                       75,765      23.02       72,944     25.18
Installment                        9,222       2.80        9,253      3.19
Credit Cards                         376       0.11          432      0.15
                                 -------     -------     -------    -------
     Total gross loans           329,096     100.00%     289,664    100.00%
                                             =======                =======
Unearned discount                      -                       -
Net deferred loan fees               120                    (187)
Unaccreted discount resulting
 from loss on transfer of loans
 held for sale to portfolio         (347)                   (373)
                                 --------               --------
Loans net of unearned discount
 and net deferred loan fees      328,869                 289,104



Allowance for loan losses         (2,544)                 (2,079)
                                --------                --------
     Net loans                  $326,325                $287,025
                                ========                ========
Allowance to gross loans                       0.77%                  0.72%
Non-Performing Assets

The following table presents a summary of book value of non-performing assets which includes (a) non-performing loans and (b) other real estate owned. Non-performing loans include: (1) loans accounted for on a non-accrual basis;
(2) accruing loans contractually past due ninety days or more as to interest or principal payment; and (3) loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower. The Company has a reporting and control system to monitor non-performing loans.

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

                                              June 30,      December 31,
                                                1998            1997
                                           -------------   -------------
                                             (Dollars in thousands)
Non-performing loans:
 Non-accrual                                      $  542         $ 1,479
 90 days or more past due, still accruing            385             341
 Restructured                                          -               -
                                                  ------         -------
Total non-performing loans                           927           1,820
Other real estate owned                              671             290
                                                  ------         -------
                                                  $1,598          $2,110
                                                  ======          ======

Non-performing loans to total loans, net of
 unearned discount and net deferred loan fees      0.28%           0.63%
                                                   =====          ======

Non-performing loans to allowance for
 loan losses                                      36.44%          87.54%
                                                  ======          ======
Non-performing loans as a percentage
 of total assets                                    037%           0.56%
                                                  ======           =====

The decrease in nonaccrual loans of $937,000 from December 31, 1997 to June 30, 1998 is primarily associated with the transfer of three loans with balances amounting to $671,000 to other real estate owned. The largest loan transferred is a commercial real estate loan with a balance approximating $529,000. At
June 30, 1998, other real estate owned was comprised solely of such three loans. During the first six months of 1998, the only property which had been classified at December 31, 1997 as other real estate owned with a carrying



value of $290,000 was sold for a net loss of $44,000.

Potential Problem Loans

In addition to those loans disclosed under "Non-performing Assets," there are certain loans in the portfolio which management has identified through its problem loan identification system which exhibit a higher than normal credit risk. However, these loans do not represent non-performing loans to the Company. Management's review of the total loan portfolio to identify loans where there is concern that the borrower will not be able to continue to satisfy present loan repayment terms includes factors such as review of individual loans, recent loss experience and current economic conditions.
Loans in this category include those with characteristics such as those that have recent adverse operating cash flow or balance sheet trends, or have general risk characteristics that the loan officer believes might jeopardize the future timely collection of principal and interest payments. The principal amount of loans in this category as of June 30, 1998 and December 31, 1997 were approximately $3.9 million and $3.7 million, respectively. These loans were classified due to their debt service coverage levels and loan to value ratios. At June 30, 1998, there were no significant loans which were classified by any bank regulatory agency that are not included above as non-performing or as a potential problem loan.

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

The following table summarizes transactions in the allowance for loan losses for the periods indicated.

                                       Six Months Ended
                                           June 30,
                                        1998     1997
                                       -------  ------
                                (Dollars in thousands)
Balance at beginning of period        $2,079   $1,425

Charge-offs                              (18)     (55)
Recoveries                                 6       31
Provision for loan losses                477      228
                                      ------   ------
Allowance at end of period            $2,544   $1,629
                                      ======   ======
Allowance to total loans, net of
 unearned discount and net



 deferred loan fees                     0.77%    0.50%
                                        =====    =====
Net charge-offs to average
 loans outstanding
 (annualized)                          0.012%   0.052%
                                       ======   ======

Control of the Company's loan quality is continually monitored by management and is reviewed by the Board of Directors and loan committee of the Bank on a monthly basis, subject to the oversight by the Company's Board of Directors through its members who serve on the loan committee. Independent external review of the loan portfolio is provided by the examinations conducted by regulatory authorities, independent public accountants in conjunction with their annual audit, and an independent loan review performed by a consultant engaged by the Board of Directors. Additions to the allowance for possible loan losses, which are charged to earnings through the provision for loan losses, are determined based on a variety of factors, including actual charge-offs during the year, historical loss experience, delinquent loans, and an evaluation of current and prospective economic conditions in the market area. Although management believes the allowance for possible loan losses is adequate to cover any potential losses, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future.

Deposits

The following table sets forth the amount and composition of deposit products for the periods indicated:
                                       June 30,   PercentDecember 31,Percent
                                        1998   of Deposits   1997  of Deposits
                                   -------------------------------------------
                                               (Dollars in thousands)
NOW and money market accounts          $126,896    34.86%  $108,998   33.09%
Savings deposits                         20,882     5.74     19,389    5.89
Time deposits                           166,690    45.79    155,812   47.30
Demand deposits - non-interest bearing   49,550    13.61     45,225   13.73
                                        -------  --------  --------  -------
Total                                  $364,018   100.00%  $329,424  100.00%
                                       ========  ========  ======== ========

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

Quantitative measures established by Federal regulations to ensure capital adequacy require the Company and the Bank to maintain minimum ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to total



average assets (as defined in the regulations). As of June 30, 1998, the Company's actual total capital to risk-weighted assets ratio was 16.54%. As of June 30, 1998, the most recent notification from the corresponding regulatory agency categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be considered "well capitalized" under this framework, the Bank must maintain minimum leverage, Tier 1 and Tier 2 ratios as set forth in the following table.

The required ratios and the Company's and Bank's actual ratios at June 30, 1998, are presented below:

                                                       To Be Well Capitalized
                                                            Under Prompt
                                            For Capital   Corrective Action
                               Actual    Adequacy Purposes   Provisions
As of June 30, 1998         Actual Ratio   Actual Ratio    Actual  Ratio
                            ------------  -------------- -------- ------
Total Capital (to Risk Weighted Assets):
 Consolidated               $49,40016.54%  $23,919  8.0%      N/A
 Bank                        30,70510.31    23,819  8.0   $29,773  10.0%

Tier 1 Capital (to Risk Weighted Assets):
 Consolidated                45,52814.22    11,959  4.0       N/A
 Bank                        28,161 9.46    11,909  4.0    17,864   6.0

Tier 1 Capital (to Total Average Assets):
 Consolidated                42,52810.53    16,154  4.0       N/A
 Bank                       $28,161 7.02%  $16,041  4.0%  $20,051   5.0%


Operating Investing and Financing Activities

The Company's cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities consists primarily of earnings. Net cash used in investing activities, consisting primarily of loan and investment funding, was $45.3 million and $28.4 million for the six months ended June 30, 1998 and 1997, respectively. The increased usage is attributed to a much greater volume of loan closings as a result of the Company's growth strategy. Net cash provided by financing activities, consisting principally of deposit growth, was $57.3 million and $28.5 million for the six months ended June 30, 1998 and 1997, respectively.

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

 . The impact of continued loan and deposit promotions on the Company's net



interest margin;

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

 . The Company's ability to access cost effective funding; and

 . Changes in financial markets and general economic conditions.



PART II OTHER INFORMATION

Item 2(d). Changes in Securities and use of Proceeds
(c) The following securities, which were not registered under the Securities Act of 1933 (the "Act"), were sold by Success Bancshares during the quarter ending June 30, 1998:

(1) On June 11, 1998, Steven A. Covert, the departing Chief Financial Officer of Success Bancshares, exercised options held by him to purchase 17,000 shares of common stock, par value $.001 per share (the "Common Stock"), of Success Bancshares for an aggregate purchase price of $105,060, or $6.18 per share. This transaction was exempt from registration pursuant to Section 3(a)(9) of the Act.

(2) In May, 1998, holders of $100,000.00 aggregate outstanding principal amount of Success Bancshares' 9% Convertible Subordinated Debentures received one share of Common Stock in exchange for each $8.58 principal amount of debentures resulting in the issuance of 11,662 shares of Common Stock. This transaction was exempt from registration pursuant to Section 3(a)(9) of the Act.

Item 4. Matters Submitted to a Vote of Security Holders
(a) The Annual Meeting of Stockholders was held on June 24, 1998.

(c) At the Annual Meeting of Stockholders the following matter was submitted to a vote of stockholders: (1) The election of two directors to the Board of Directors to serve until the next annual meeting of stockholders or until their successors are elected and qualified.

                                   Director            Votes For      Votes
Withheld
                                   Charles G. Freund   2,379,676      29,616
                                   Samuel D. Kahan     2,380,026      29,266

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

Exhibit
Number Exhibit Title

3.1 Second Restated Certificate of Incorporation of Success Bancshares (incorporated by reference to Exhibit 3.1 of Success Bancshares' Form
       S-1 Registration Statement (No. 333-32561) filed with the Securities and Exchange Commission the ("Commission"); on July 31, 1997).
3.2    By-laws of Success Bancshares (incorporated by reference to Exhibit 3.2 of Success Bancshares' Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).
4.1 Form of Subordinated Indenture relating to the Junior Subordinated Debentures (incorporated by reference to Exhibit 4.1 of the Form S-1 Registration Statement of Success Bancshares and Success Capital Trust
       I ("Success Capital") (No. 333-51271 and No. 333-51271-01) filed with the Commission on April 28, 1998).
4.2 Form of Junior Subordinated Debenture Certificate (included as an exhibit to Exhibit 4.1).
4.3    Certificate of Trust of Success Capital (incorporated by reference to
       Exhibit 4.3 of the Form S-1 Registration Statement of Success
       Bancshares and Success Capital (No. 333-51271 and 333-51271-01) filed



       with the Commission on April 28, 1998).
4.4 Form of Amended and Restated Trust Agreement of Success Capital (incorporated by reference to Exhibit 4.4 of the Form S-1 Registration Statement of Success Bancshares and Success Capital (No. 333-51271 and 333-51271-01) filed with the Commission on April 28, 1998).
4.5 Form of Trust Preferred Security Certificate of Success Capital (included as an exhibit to Exhibit 4.4).
4.6 Form of Common Security Certificate of Success Capital (included as an exhibit to Exhibit 4.4).
4.7 Form of Guarantee Agreement of Success Bancshares relating to the Trust Preferred Securities (incorporated by reference to Exhibit 4.7 of the Form S-1 Registration Statement of Success Bancshares and Success Capital (No. 333-51271 and 333-51271-01) filed with the Commission on April 28, 1998).
10.1 $10 Million Business Loan Agreement, dated January 13, 1997, between Success Bancshares and Cole Taylor Bank (incorporated by reference to
       Exhibit 10.1 of Success Bancshares' 1997 Annual Report on Form 10-K filed with the Commission on March 31, 1998).
10.2 1995 Success Bancshares, Inc. Employee Stock Option Plan (incorporated by reference to Exhibit 10.2 of Success Bancshares' Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).
10.3 Employment Agreement between Success Bancshares and Saul D. Binder (incorporated by reference to Exhibit 10.3 of Success Bancshares' Form S-1 Registration Statement (No. 333-32561f) filed with the Commission on July 31, 1997).
10.4 Executive Severance Agreement between Success Bancshares and Steven A. Covert (incorporated by reference to Exhibit 10.4 of Success Bancshares' Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).
10.5 Lease with respect to Lincolnwood branch banking facility (October, 1991) (incorporated by reference to Exhibit 10.5 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Securities and Exchange Commission on July 31, 1997).
10.6 Lease with respect to Lincoln Park branch banking facility (April, 1993) (incorporated by reference to Exhibit 10.6 of Success Bancshares' Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).
10.7 Lease with respect to Northbrook branch banking facility (December, 1994) (incorporated by reference to Exhibit 10.7 of Success Bancshares' Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).
10.8 Lease with respect to Deerfield/Riverwoods branch banking facility (September, 1995) (incorporated by reference to Exhibit 10.8 of Success Bancshares' Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).
*27.1  Financial Data Schedule

 *  Filed herewith

(b)  Reports on Form 8-K

     On June 11, 1998 the Company filed Form 8-K which included a press release dated June 10, 1998 related to the resignation and replacement of the
     Success Bancshares' Chief Financial Officer and Executive Vice President.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   SUCCESS BANCSHARES, INC.
                                   --------------------------
                                   Registrant


DATE: August 10, 1998                 /s/Christa Calabrese
                                   ---------------------------
                                   Christa Calabrese
                                   Acting Chief Operating Officer


DATE: August 10, 1998               /s/Kurt C. Felde
                                   ------------------------------
                                   Kurt C. Felde
                                   Senior Vice President
                                   and Chief Financial Officer




                                 EXHIBIT INDEX
Exhibit
Number Exhibit Title

3.1 Second Restated Certificate of Incorporation of Success Bancshares (incorporated by reference to Exhibit 3.1 of Success Bancshares' Form
       S-1 Registration Statement (No. 333-32561) filed with the Securities and Exchange Commission (the "Commission") on July 31, 1997).
3.2 By-laws of Success Bancshares (incorporated by reference to Exhibit 3.2 of Success Bancshares' Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).
4.1 Form of Subordinated Indenture relating to the Junior Subordinated Debentures (incorporated by reference to Exhibit 4.1 of the Form S-1 Registration Statement of Success Bancshares and Success Capital Trust
       I ("Success Capital") (No. 333-51271 and No. 333-51271-01) filed with the Commission on April 28, 1998).
4.2 Form of Junior Subordinated Debenture Certificate (included as an exhibit to Exhibit 4.1).
4.3    Certificate of Trust of Success Capital (incorporated by reference to
       Exhibit 4.3 of the Form S-1 Registration Statement of Success
       Bancshares and Success Capital (No. 333-51271 and 333-51271-01) filed with the Commission on April 28, 1998f).
4.4 Form of Amended and Restated Trust Agreement of Success Capital (incorporated by reference to Exhibit 4.4 of the Form S-1 Registration Statement of Success Bancshares and Success Capital (No. 333-51271 and 333-51271-01) filed with the Commission on April 28, 1998).
4.5    Form of Trust Preferred Security Certificate of Success Capital
       (included as an exhibit to Exhibit 4.4).
4.6 Form of Common Security Certificate of Success Capital (included as an exhibit to Exhibit 4.4).
4.7 Form of Guarantee Agreement of Success Bancshares relating to the Trust Preferred Securities (incorporated by reference to Exhibit 4.7 of the Form S-1 Registration Statement of Success Bancshares and Success
       Capital (No. 333-51271 and 333-51271-01) filed with the Commission on April 28, 1998).
10.1 $10 Million Business Loan Agreement, dated January 13, 1997, between Success Bancshares and Cole Taylor Bank (incorporated by reference to
       Exhibit 10.1 of Success Bancshares' 1997 Annual Report on Form 10-K filed with the Commission on March 31, 1998).
10.2 1995 Success Bancshares, Inc. Employee Stock Option Plan (incorporated by reference to Exhibit 10.2 of Success Bancshares' Form S-1
       Registration Statement (No. 333-32561) filed with the Commission on
       July 31, 1997).
10.3 Employment Agreement between Success Bancshares and Saul D. Binder (incorporated by reference to Exhibit 10.3 of Success Bancshares' Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).
10.4 Executive Severance Agreement between Success Bancshares and Steven A. Covert (incorporated by reference to Exhibit 10.4 of Success
       Bancshares' Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).
10.5 Lease with respect to Lincolnwood branch banking facility (October, 1991) (incorporated by reference to Exhibit 10.5 of Success Bancshares' Form S-1 Registration Statement (No. 333-32561) filed with the
       Commission on July 31, 1997).
10.7   Lease with respect to Northbrook branch banking facility (December,



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

 *  Filed herewith