Form 10-Q
period 1998-09-30
SUCCESS BANCSHARES INC
filed 1998-11-13
CIK 1009569

U.S. Securities and Exchange Commission Washington, D.C. 20549

                                   FORM 10-Q

     x    Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

          For the quarterly period ended September 30, 1998

          Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from ________ to ________.

                        Commission File Number 001-14381


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

                    Yes  x              No   ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock: 2,951,236 shares $0.001 par value, outstanding as of October 31, 1998.



                               Table of Contents

Part I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

    Consolidated Balance Sheet                                           1

    Consolidated Statements of Income                                    2

    Consolidated Statements of Cash Flow                                 3

    Footnotes to Unaudited Consolidated Financial Statements          4 - 5

    Item 2.  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                              6 - 13

    Item 3.  Quantitative and Qualitative Disclosures about
    Market Risk

Part II. OTHER INFORMATION

    Item 6. (a)  Exhibits                                           14 - 15

            (b)  Reports on Form 8-K

Form 10-Q Signature Page                                                 16



                   Success Bancshares, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                   September 30, 1998 and December 31, 1997
                                                    September 30,  December 31,
                                                       1998           1997
                                                     ------------  ------------
                                                      (Unaudited)
                                                                 (In thousands)
ASSETS
Cash and cash equivalents                                $ 27,865       $23,901
Securities available-for-sale                              19,944        22,090
Securities held-to-maturity (fair value $30,928
  and $32,439 in 1998 and 1997, respectively)              29,952        31,664
Real estate loans held-for-sale                             1,151            65
Loans, less allowance for loan losses of $3,687
  at 1998 and $2,079 at 1997                              352,984       287,025
Premises and equipment, net                                10,614         8,786
Interest receivable                                         2,999         2,507
Other real estate owned                                     1,720           290
Other assets                                                3,717         2,391
                                                       ----------    ----------
  Total Assets                                           $450,946      $378,719
                                                       ==========    ==========
LIABILITIES AND SHAREHOLDER' EQUITY
Liabilities
  Deposits
  Non-interest bearing deposits                           $48,282       $45,225
  Interest bearing deposits                               337,283       284,199
                                                       ----------    ----------
    Total deposits                                        385,565       329,424
Federal Home Loan Bank advances                            10,549        10,720
Securities sold under repurchase agreements                 3,823         3,814
Demand notes payable to U.S. Government                     1,185         1,429
Convertible subordinated debentures                             -           200
Interest payable and other liabilities                      2,944         2,482
                                                       ----------    ----------
  Total Liabilities                                       404,066       348,069

Minority interest in subsidiary bank                          502           580

Company obligated mandatory redeemable
  preferred securities of subsidiary trust
  holding solely junior subordinated debentures            15,000             -

Shareholders' equity
 Preferred stock, $0.001 par value,
    1,000,000 shares authorized, none issued                    -             -
 Common stock, $0.001 par value, 7,500,000 shares
  authorized, 2,951,236 and 2,918,324 shares
  issued and outstanding, at 1998 and 1997, respectively        3             3
 Additional paid-in capital                                24,402        24,151
 Retained earnings                                          7,299         6,352
 Loan to Employee Stock Ownership Plan                      (138)         (158)
 Accumulated other comprehensive income                     (188)         (278)
                                                       ----------    ----------
  Total Shareholders' Equity                               31,378        30,070
                                                       ----------    ----------



Total Liabilities and Shareholders' Equity              $450,946       $378,719
                                                       ==========    ==========

See accompanying notes to Unaudited Consolidated Financial Statements



                   Success Bancshares, Inc. and Subsidiaries
                       Consolidated Statements of Income
                                  (Unaudited)


                                       Three Months Ended    Nine Months Ended
                                          September 30,        September 30,
                                         1998       1997      1998        1997
                                              (In thousands, except share data)

Interest income
  Loans (including fee income)           $7,528    $5,611   $20,997     $15,299
  Investment securities                     756       708     2,320       2,101
  Other interest income                     111        40       441         174
                                        -------   -------   -------     -------
                                          8,395     6,359    23,758      17,574
Interest expense
  Deposits                                3,959     2,843    11,334       7,770
  Note payable                                0       140         0         329
  Convertible subordinated debentures         0        94         7         279
  Other borrowings                          593       317     1,291         741
                                        -------   -------   -------     -------
                                          4,552     3,394    12,632       9,119
                                        -------   -------   -------     -------
Net interest income                       3,843     2,965    11,126       8,455
Provision for loan losses                 1,141       273     1,618         501
                                        -------   -------   -------     -------
Net interest income after provision
  for loan losses                         2,702     2,692     9,508       7,954

Other operating income
  Service charges on deposit accounts       502       480     1,538       1,397
  Gain on sale of loans                       0        26        17          54
  Gain on sale of securities                  0         0        16           0
  Credit card processing income           1,565     1,501     4,364       4,346
  Other non-interest income               1,079        38     1,199         161
                                        -------   -------   -------     -------
                                          3,146     2,045     7,134       5,958

Other operating expense
  Salaries and employee benefits          2,412     1,507     6,274       4,385
  Occupancy and equipment expense           737       501     1,909       1,480
  Data processing                           173       232       542         720
  Credit card processing expense          1,572     1,373     4,352       4,138
  Other non-interest expense              1,288       759     2,996       2,276
                                        -------   -------   -------     -------
                                          6,182     4,372    16,073      12,999
                                        -------   -------   -------     -------
Income before income taxes                (334)       365       569         913

Income tax (benefit) expense              (578)        83     (378)         271
                                        -------   -------   -------     -------
Net income                                  244       282       947         642

Other comprehensive income
  Unrealized securities gains,
    net of income taxes                      12        72        90         166



                                        -------   -------   -------     -------
Comprehensive income                       $256      $354   $1,037         $808
                                        =======   =======   =======     =======

Basic earnings per share                 $ 0.08    $ 0.22    $ 0.32      $ 0.47
Diluted earnings per share               $ 0.08    $ 0.20    $ 0.31      $ 0.45

See accompanying notes to Unaudited Consolidated Financial Statements.



                   Success Bancshares, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flow
                 Nine Months Ended September 30, 1998 and 1997
                                  (Unaudited)


                                                             1998        1997
                                             (In thousands, except share data)

Net cash provided by operating activities                   $2,365      $1,221

Cash flows from investing activities:
 Proceeds from maturities of available-
  for-sale securities                                       10,561       3,495
 Purchase of available-for-sale securities                  (8,464)     (6,479)
 Proceeds from maturities of held-to-maturity securities     4,594         954
 Purchase of held-to-maturity securities                    (3,000)         -
 Purchase of other real estate owned                        (1,269)         -
 Proceeds from sale of loans                                 1,905          -
 Proceeds from sale of other real estate owned                 369          -
 Purchase of subsidiary bank stock                              -           (1)
 Loans made to customers, net                              (71,222)    (61,121)
 Premises and equipment expenditures                        (2,681)     (2,169)
                                                           -------     -------
Net cash used in investing activities                      (69,207)    (65,321)
                                                           -------     -------
Cash flows from financing activities:
 Increase (decrease) in non-interest bearing deposits        3,057        (875)
 Increase in interest bearing deposits                      53,084      59,277
 Decrease in demand notes payable to U.S. Government          (244)     (1,041)
 Increase in securities sold under agreements to repurchase      9       6,520
 Repayments of notes payable                                     -        (400)
 Proceeds from notes payable                                     -       3,000
 Net increase (decrease) in Federal Home Loan Bank advances   (171)      1,361
 Repayment of convertible subordinated debentures             (200)          -
 Issuance of Trust Preferred                                15,000           -
 Issuance of common stock                                      251         133
 Dividends paid                                                  -         (40)
 Loan to ESOP                                                    -         (50)
 Repayment of loan to ESOP                                      20           -
                                                           -------     -------
Net cash provided by financing activities                   70,806      67,885
                                                           -------     -------
Net increase in cash and cash equivalents                    3,964       3,785

Cash and cash equivalents at beginning of period            23,901      13,833
                                                           -------     -------
Cash and cash equivalents at end of period                 $27,865     $17,618
                                                           =======     =======

See accompanying notes to the Unaudited Consolidated Financial Statement



                   Success Bancshares, Inc. and Subsidiaries
             Notes to Unaudited COnsolidated Financial Statements


NOTE 1:   Basis of Presentation

The financial information of Success Bancshares, Inc. and subsidiaries (the Company) included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of the interim period ended September 30, 1998 are not necessarily indicative of the results expected for the year ended December 31, 1998.

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

Also in June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. The Statement established standards for the way that public companies report information about operating segments in annual financial statements and requires that those enterprises report selected financial information about operating segments in interim financial reports issued to shareholders. It also established standards for related disclosures about products and services, geographic areas, and major customers. Statement No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is required to be restated. Management will implement this statement in its 1998 Annual Report. Management believes that the adoption of Statement No. 131 will not have a significant impact on its financial statements and disclosures as it operates in only one reporting segment.

During 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities" which establishes new standards for reporting information about derivatives and hedging. It is effective for periods beginning after June 15, 1999 and will be adopted by the Company as of January 1, 2000. The Company has not yet quantified the impact of adopting Statement No. 133 on its financial statements and has not determined the timing or method of its adoption of Statement No. 133, if any.



NOTE 3:   8.95% Cumulative Trust Preferred Securities

On May 19, 1998, the Company issued $15 million of Trust Preferred Securities ("Securities") through Success Capital Trust I ("Trust"), a statutory business trust and wholly-owned subsidiary of the Company. The Securities pay cumulative cash distributions quarterly at an annual rate of 8.95%. Proceeds from the sale of the Securities were invested by the Trust in 8.95% Junior Subordinated Deferrable Interest Debentures issued by the Company which represents all of the assets of the Trust. The Securities are subject to mandatory redemption, in whole or in part, upon repayment of the Junior Subordinated Debentures at the stated maturity or their earlier redemption, in each case at a redemption price equal to the aggregate liquidation preference of the Securities plus any accumulated and unpaid distributions thereon to the date of redemption. Prior redemption is permitted under certain circumstances such as changes in tax and investment company regulations. The Company fully and unconditionally guarantees the Securities through the combined operation of the debentures and other related documents. The Company's obligations under the guarantee are unsecured and subordinate to senior and subordinated indebtedness of the Bank.

NOTE 4:   Earnings Per Share

Basic earnings per share are computed by dividing net income, after deducting any dividends on preferred stock, by the weighted average number of common shares outstanding. Diluted earnings per share assumes the exercise of any dilutive instruments, including stock options and convertible subordinated debt.

The following tables summarize the computation of earnings per share for the periods indicated:

                                               For the Three Months Ended September
                                           1998                   1997
                                          Income     Share   Per-Share  Income      S
                                       (Numerator)(Denominator) Amount(Numerator)(Den
                                                   (In thousands, except per share a

Net income                                    $244                          $282
Less:  Preferred stock dividends



                                             -----                         -----
Basic EPS

Income available to common
  stockholders                                 244     2,951    $ 0.08       282

Effect of Dilutive Securities
Options                                          -       136                   -
Convertible subordinated debt                    -         -                  58
                                             -----     -----               -----
Diluted EPS
Income available to common
  stockholders + assumed
  conversions                                 $244     3,087    $ 0.08      $340
                                             =====     =====     =====     =====


                                                For the Nine Months Ended September 3
                                           1998                   1997
                                          Income     Share   Per-Share  Income      S
                                       (Numerator)(Denominator) Amount(Numerator)(Den

                                                   (In thousands, except per share a

Net income                                    $947                          $642
Less:  Preferred stock dividends                 -                            40
                                             -----                         -----
Basic EPS
Income available to common stockholders        947     2,934     $0.32       602
Effect of Dilutive Securities
Options                                          -       134                   -
Convertible subordinated debt                    4        13                 171
                                             -----     -----               -----
Diluted EPS
Income available to common
  stockholders + assumed
  conversions                                 $951     3,081     $0.31      $773
                                             =====     =====     =====     =====

/TABLE

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

Net interest income is dependent on the amounts and yields of interest earning assets as compared to the amounts of and rates on interest bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the Company's asset/liability management procedures in coping with such changes. The provision for loan losses is dependent on increases in the loan portfolio, management's assessment of the collectibility of the loan portfolio, as well as economic and market factors. Non-interest expenses are heavily influenced by the growth of operations, with additional employees necessary to staff and open new branch facilities and marketing expenses necessary to promote them. Growth in the number of account relationships directly affects such expenses as data processing costs, supplies, postage and other miscellaneous expenses.
Since the consummation of its initial public offering in October 1997, the Company has worked to aggressively execute its strategic plan of continued growth by providing a high level of service to its core customers while expanding its market share in its target markets and by entering new markets. In addition to opening its Downtown Chicago branch in May 1998, the Company opened its Skokie-Oakton Street branch in August 1998. Current expansion plans include:


                         Location                 Projected Opening By

                    North Libertyville               December 1998
                         Mundelein                    January 1999
                          Skokie                       March 1999

The Skokie branch office was originally scheduled to open in October 1998; however, the Company has postponed its opening until March 1999 in order to use the site as the Company's year 2000 testing facility. In addition, management determined that the Lake Zurich branch, originally scheduled to open in October 1998, was not feasible and will not be opened.



Operating Results

For the three months ended September 30, 1998, net income was $244,000, a decrease of 13% from the net income of $282,000 for the same period in 1997. For the first nine months of 1998, net income was $947,000, an increase of 48% from the net income of $642,000, for the same period in 1997. For the quarter and nine month period ended September 30, 1998, net income per diluted share was $0.08 and $0.31, respectively, as compared to $0.20 and $0.45 per diluted share for the same periods in 1997.

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

                                     Nine Months Ended September 30,
                                           1998                          1997
                              Average             Average   Average           Average
Assets                        Balance  Interest     Rate    Balance  Interest   Rate
                                               (Dollars in thousands)

Loans <1> <2>                $318,222   $20,997     8.80%  $226,076   $15,308   9.03%
Taxable investment securities  42,141     1,936      6.13    39,043     1,777    6.07
Investment securities exempt from
 Federal income tax <1>        12,565       692      7.34     8,236       468    7.58
Interest bearing deposits with
 financial institutions         5,493       223      5.41     1,803       79     5.84
Other interest earning assets   5,301       218      5.48     2,343        95    5.41
                              -------   -------   -------   -------   ------- -------
Total interest earning assets$383,722   $24,066     8.36%  $277,501   $17,727   8.52%
Non-interest earning assets    33,054                        24,426
                              -------                       -------
Total Assets                 $416,776                      $301,927
                              =======                       =======

Liabilities & Shareholders' Equity

Deposits:
NOW & money market accounts  $125,789    $3,697     3.92%   $84,500    $2,162   3.41%
Savings deposits               20,868       500      3.19    19,647       487   3.30
Time deposits                 163,075     7,137      5.84   118,067     5,121   5.78
Notes payable                       -         -               5,137       329   8.54
Other borrowings               26,489     1,298      6.53    21,111     1,020   6.44
                              -------   -------   -------   -------   ------- -------
Total interest bearing
 liabilities                  336,221    12,632      5.01   248,462    9,119    4.89
Demand deposits -
 non-interest bearing          46,514                        40,336
Other non-interest bearing



 liabilities                    2,674                         2,078
Minority interest in
 subsidiary bank                  535                           539
Shareholders' equity           30,832                        10,512
                              -------                       -------
Total Liabilities &
 Shareholders' Equity        $416,776                      $301,927
                              =======                       =======
Net Interest Income                     $11,434                        $8,608
                                        =======                       =======
Net Yield on Interest Earning Assets                3.97%                       4.14%
                                                  =======                     =======

<1>  Tax-exempt income as reflected on a fully tax equivalent basis utilizing a 34%
rate for all years presented.
<2>  Non-accrual loans are included in average loans

The decline in annualized net interest margin for the nine months ended September 30, 1998 compared with the same period of 1997, is primarily attributable to a decline in the rate earned on loans as market pressures forced the Bank to be more competitive in commercial loan pricing and to the effect of promotional rate home equity products. The situation was further impacted by promotional deposit programs intended to fund the substantial growth experienced by the Company. To the extent the Company continues to grow utilizing promotional products, the net interest margin could experience further compression.

Additionally, the proceeds from the issuance of the 8.95% trust preferred securities have not been fully deployed and were invested in overnight deposits at rates approximating 5% during the quarter, resulting in a reduction of net interest income.

The following table represents a reconciliation of fully tax equivalent net interest income.

                                                       (Dollars in thousands)
Fully tax equivalent net interest income for the nine
  months ended September 30, 1997                                      $8,608
Change due to average interest earning assets fluctuations              3,467
Change due to interest rate fluctuations                                (641)
                                                                      -------
Fully tax equivalent net interest income for the nine
  months ended September 30, 1998                                     $11,434
                                                                      =======

Provision for Loan Losses

The provision for loan losses was $1.1 million for the quarter ended September 30, 1998 versus $273,000 for the comparable period in 1997. For the nine month period ended September 30, 1998, the Bank provided $1.6 million as an addition to the allowance for loan losses as compared to a provision of $501,000 for the comparable period in 1997. The increased provisions for the quarter as well as the nine month period were required to support the growth of the Company's loan portfolio, as more fully discussed below.




Other Operating Income

For the quarter ended September 30, 1998, other operating income increased $1.1 million to $3.1 million, compared with $2.0 million for the comparable period in 1997. The increase is primarily attributed to the receipt of $1.0 million of life insurance proceeds resulting from the unexpected death of the Company's President and Chief Executive Officer. Service charges on deposit accounts amounted to $502,000 and $480,000 for the quarters ended September 30, 1998 and 1997, respectively.

For the nine month period ended September 30, 1998, other operating income increased $1.2 million over the comparable period in 1997 which was largely the result of both the life insurance proceeds and an increase of $141,000 over 1997 in income relating to service charges on deposit accounts.

Other Operating Expenses

In the third quarter of 1998, other operating expenses increased $1.8 million, or 41.4%, to $6.2 million, compared with $4.4 million in 1997. In the first nine months of 1998, other operating expense increased $3.1 million, or 23.6%, to $16.1 million, as compared to $13.0 million for the same period in 1997. The increase for both the quarter and nine month period reflects the higher level of cost necessary to support the Company's growth.

Salary and employee benefit expenses increased $905,000, or 60.0%, to $2.4 million for the quarter as compared to the same period in 1997. During the quarter the Company incurred a non-recurring, one-time compensation charge of $350,000 in connection with the unexpected death of the Company's President and Chief Executive Officer. For the nine month period ended September 30, 1998 salary and employee benefit expenses increased $1.9 million or 43.1% to $6.3 million over the comparable period in 1997. The elevated expense levels reflect both the increased staffing to support the growth of deposit and loan accounts at existing bank locations as well as the staffing requirements for newly opened offices.

Occupancy and equipment expenses for the third quarter increased $236,000, or 47.1% to $737,000 over the prior period in 1997. For the nine month period ended September 30, 1998 occupancy and equipment expense increased $429,000, or 29.0%, over the comparable period in 1997. The increases are primarily the result of cost associated with expanding the Company's branch network.

Income Taxes

The Bank recorded income tax benefits of $578,000 and $378,000 for the quarter and nine month periods ended September 30, 1998, respectively, as compared to provisions of $83,000 and $271,000 for the respective comparable periods in 1997. The $1.0 million in life insurance proceeds noted above are included in income but are excluded from the computation of tax because the proceeds are income tax exempt.

Financial Condition

Loans



The loan portfolio is the largest category of the Company's interest earning assets. As of September 30, 1998, loans increased $67.6 million, or 23.4%, to $356.7 million, as compared to $289.1 million at December 31, 1997.

The increase in loans outstanding has been a result of the Bank's active solicitation of new lending relationships in the commercial area, the utilization of a 7.5% three year fixed rate home equity loan promotion and management's decision to portfolio both conforming and non-conforming residential home loans.

The following table sets forth the composition of the loan portfolio:

                                      September 30, 1998     December 31, 1997
                                               Percent of          Percent of
                                        Amount  Portfolio   Amount Portfolio

                                               (Dollars in thousands)
Commercial                              $97,740    27.39%   $87,506    30.21%
Real estate - construction               18,536     5.19     13,409     4.63
Real estate - mortgage                  150,785    42.26    106,120    36.64
Home equity                              80,081    22.44     72,944    25.18
Installment                               9,271     2.60      9,253     3.19
Credit cards                                395     0.11        432     0.15
                                        -------   -------   -------   -------
Total gross loans                       356,808   100.00%   289,664   100.00%
                                                  =======             =======
Net deferred loan fees                      184               (187)
Unaccreted discount resulting from
  loss on transfer of loans held-for-
  sale to portfolio                       (321)               (373)
                                        -------             -------
Loans net of unearned discount and
  net deferred loan fees                356,671             289,104
Allowance for loan losses               (3,687)             (2,079)
                                        -------             -------
Net loans                              $352,984            $287,025
                                        =======             =======

Allowance to gross loans                            1.03%               0.72%

Non-Performing Assets

The following table presents a summary of book value of non-performing assets which includes (a) non-performing loans and (b) other real estate owned. Non-performing loans include: (1) loans accounted for on a non-accrual basis; (2) accruing loans contractually past due 90 days or more as to interest or principal payment; and (3) loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower. The Company has a reporting and control system to monitor non-performing loans.

Loans with principal or interest payments contractually due but not yet paid are reviewed by senior management on a weekly basis and are placed on non-accrual status when scheduled payments remain unpaid for 90 days or more, unless the loan is both well-secured and in the process of collection.
Interest income on non-accrual loans is recorded when actually received in



contrast to the accrual basis, which records income over the period in which it is earned, regardless of when it is received.

                                                    September 30,December 31,
                                                          1998         1997
                                                      (Dollars in thousands)
Non-performing loans:
 Non-accrual                                                 $272      $1,479
 90 days or more past due, still accruing                     692         341
 Restructured                                                   -           -
                                                            -----       -----
Total non-performing loans                                    964       1,820
Other real estate owned                                     1,720         290
                                                            -----       -----
Total non-performing assets                                $2,684      $2,110
                                                           ======      ======
Non-performing loans as a percentage of total loans,
  net of unearned income and net deferred loan fees/costs   0.27%       0.63%
                                                           ======      ======
Non-performing loans as a percentage of the allowance
  for loan losses                                          26.15%      87.54%
                                                           ======      ======
Non-performing assets as a percentage of total
  assets                                                    0.60%       0.56%
                                                           ======      ======

The decrease in nonaccrual loans of $1.2 million from December 31, 1997 to September 30, 1998 is primarily associated with the transfer of one commercial real estate loan with a balance amounting to $555,000 to other real estate owned and the repayment in full of two loans with balances amounting to $547,000. At September 30, 1998, other real estate owned was comprised of the above mentioned commercial real estate which was revalued at $450,000 and a property originally acquired as bank premises but currently offered for sale with a fair value of $1.3 million. During the first nine months of 1998, the only property that had been classified at December 31, 1997 as other real estate owned with a carrying value of $290,000 was sold for a net loss of $44,000.

Potential Problem Loans

In addition to those loans disclosed under "Non-performing Assets," there are certain loans in the portfolio which management has identified through its problem loan identification system which exhibit a higher than normal credit risk. However, these loans do not represent non-performing loans to the Company. Management's review of the total loan portfolio to identify loans where there is concern that the borrower will not be able to continue to satisfy present loan repayment terms includes factors such as review of individual loans, recent loss experience and current economic conditions. Loans in this category include those with characteristics such as those that have recent adverse operating cash flow or balance sheet trends, or have general risk characteristics that the loan officer believes might jeopardize the future timely collection of principal and interest payments. The principal amount of loans in this category as of September 30, 1998 and December 31, 1997 was approximately $4.0 million and $3.7 million, respectively. These loans were classified due to their debt service coverage levels and loan to value ratios. At September 30, 1998, there were no



significant loans which were classified by any bank regulatory agency that are not included above as non-performing or as a potential problem loan.

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

Loans are charged to the allowance for loan losses when deemed uncollectible by management, unless sufficient collateral exists to repay the loan.

The following table summarizes transactions in the allowance for loan losses for the periods indicated

                                               Nine Months Ended September 30,
                                                        1998          1997
                                                     (Dollars in thousands)
Balance at beginning of period $                      2,079        $1,425

Charge-offs                                             (19)          (74)
Recoveries                                                9            40
Provision for loan losses                             1,618           501
                                                     ------        ------
Balance at end of period                             $3,687        $1,892
                                                     ======        ======
Allowance as a % of total loans, net of unearned
  discount and net deferred loan fees/costs           1.03%          0.71%
                                                     ======        ======
Ratio of net charge-offs to average loans
  outstanding (annualized)                            0.008%        0.044%
                                                     ======        ======

Control of the Company's loan quality is continually monitored by management and is reviewed by the Board of Directors and loan committee of the Bank on a monthly basis, subject to the oversight by the Company's Board of Directors through its members who serve on the loan committee. Independent external review of the loan portfolio is provided by the examinations conducted by regulatory authorities, independent public accountants in conjunction with their annual audit, and an independent loan review performed by a consultant engaged by the Board of Directors. Additions to the allowance for possible loan losses, which are charged to earnings through the provision for loan losses, are determined based on a variety of factors, including actual charge-offs during the year, historical loss experience, delinquent loans, and an evaluation of current and prospective economic conditions in the market area. During the quarter, management determined that an increase in the allowance balance was warranted due to the growth of the commercial loan portfolio and general economic conditions. Although management believes the allowance for possible loan losses is



adequate to cover any potential losses, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future.


Deposits

The following table sets forth the amount and composition of deposit products for the periods indicated:

                             September 30,Percentage December 31,  Percentage
                                  1998    of Deposits     1997    of Deposits
                                            (Dollars in thousands)
NOW and money market accounts     $144,312     37.43%    $108,998      33.09%
Savings deposits                    21,880      5.67       19,389       5.89
Time deposits                      171,091     44.37      155,812      47.30
Demand deposits - non-interest
  bearing                           48,282     12.52       45,225      13.73%
                                  --------   --------    --------    --------
Total                             $385,565    100.00%    $329,424     100.00%
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

Quantitative measures established by Federal regulations to ensure capital adequacy require the Company and the Bank to maintain minimum ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to total average assets (as defined in the regulations). As of September 30, 1998, the Company's actual total capital to risk-weighted assets ratio was 16.54%. As of September 30, 1998, the ratio of the Bank's total capital to risk-weighted assets was 9.75% and less than the threshold ratio of 10.00% required for "well-capitalized" financial institutions. The Company, which received approval from the Office of the Comptroller of the Currency to acquire the Bank's minority interest on October 23, 1998, immediately infused $5.0 million of capital into the Bank. The ratio of the Bank's total capital to risk-weighted assets as a result of the capital contribution improved to approximately 10.75% restoring the Bank to "well-capitalized" status. The Company, which now owns a 100% interest in the Bank, is able and prepared to retain the well-capitalized status.

The required ratios and the Company's and Bank's actual ratios at September 30, 1998, are presented on the following page:

CAPTION



                                                               To Be Well Capitalized
                                                 For Capital  Under Prompt Corrective
                                Actual        Adequacy Purposes   Action Provisions
                          Actual     Ratio    Actual     Ratio    Actual     Ratio
                                            (Dollars in thousands)
As of September 30, 1998
Total Capital (to Risk Weighted Assets):
 Consolidated            $50,755    15.93%   $25,490      8.0%       Not Applicable
 Bank                     30,925     9.75     25,366      8.0    $31,708     10.0%

Tier 1 Capital (to Risk Weighted Assets):
 Consolidated             42,757    13.42     12,745      4.0        Not Applicable
 Bank                     27,238     8.59     12,683      4.0     19,025      6.0

Tier 1 Capital (to Average Assets):
 Consolidated             42,757    10.26     16,671      4.0        Not Applicable
 Bank                    $27,238     6.79%   $16,041      4.0%   $20,051      5.0%


Operating Investing and Financing Activities

The Company's cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities consists primarily of earnings. Net cash used in investing activities, consisting primarily of loan and investment funding, was $69.2 million and $65.3 million for the nine months ended September 30, 1998 and 1997, respectively. The increased usage is attributed to a much greater volume of loan closings as a result of the Company's growth strategy. Net cash provided by financing activities, consisting principally of deposit growth and trust preferred securities issuance, was $70.8 million and $67.9 million for the nine months ended September 30, 1998 and 1997, respectively.

Year 2000

The year 2000 will be the first century date change ever for an automated society. For years, information systems were designed using a two-digit date field. This practice has created an environment in which older generation software programs may not be able to discern the difference between the year 2000 and the year 1900. This problem could result in the failure of computers and/or information systems. Due to its reliance on both computers and information systems, in early 1998, the Company began the process of identifying and assessing the degree to which its hardware and software would be impacted by the date change.

A committee, comprised of representatives from all major operating areas, was created to assess whether or not the Company's internal and external systems, particularly those that are mission-critical, are year 2000 compliant. The committee has developed and adopted an action plan that addresses the Company's year 2000 renovation, testing, contingency planning and management review process. In addition the Company has developed a due diligence process to monitor and evaluate the efforts of external third party suppliers to achieve year 2000 readiness. The committee has developed and implemented a written testing plan for both internal and external mission-critical systems and anticipates that substantially all testing of internal



mission-critical systems will be complete by December 31, 1998. A contingency plan that defines scenarios for mission-critical systems failing to achieve year 2000 readiness and evaluates the Company's options is in the process of development by the committee and is expected to be completed by December 31, 1998.

The Company is committed to year 2000 compliance and, as such, has taken steps to educate its customers in identifying potential year 2000 problems.
A year 2000 risk assessment of borrowers with loans in excess of $100,000 has been completed. The Company is satisfied that these borrowers represent a low year 2000 risk; however, the Company has instituted a program to assist in the management of underwriting risk.

As of September 30, 1998 year 2000 compliance costs incurred are estimated to be $75,000 to $100,000. It is estimated that the Company will spend $150,000 in total. However, this is a complex issue and no assurances can be given that compliance will be achieved without any unplanned outlays that would affect future financial results.

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

     . Changes in financial markets and general economic conditions; and



     . The Company's ability to achieve year 2000 compliance without incurring material, unplanned expenditures.



PART II:  OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

Exhibit
Number    Exhibit Title

3.1 Second Restated Certificate of Incorporation of Success Bancshares (incorporated by reference to Exhibit 3.1 of Success Bancshares' Form S-1 Registration Statement (No. 333-32561) filed with the Securities and Exchange Commission the ("Commission") on July 31, 1997).
3.1.1     Certificate of Designations of Series B Junior Participating
          Preferred Stock
3.2       By-laws of Success Bancshares (incorporated by reference to Exhibit
          3.2 of Success Bancshares' Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).
4.1 Form of Subordinated Indenture relating to the Junior Subordinated Debentures (incorporated by reference to Exhibit 4.1 of the Form S-1 Registration Statement of Success Bancshares and Success Capital Trust I ("Success Capital") (No. 333-51271 and No. 333-51271-01)
          filed with the Commission on April 28, 1998).
4.2 Form of Junior Subordinated Debenture Certificate (included as an exhibit to Exhibit 4.1).
4.3 Certificate of Trust of Success Capital (incorporated by reference to Exhibit 4.3 of the Form S-1 Registration Statement of Success Bancshares and Success Capital (No. 333-51271 and 333-51271-01) filed with the Commission on April 28, 1998).
4.4 Form of Amended and Restated Trust Agreement of Success Capital (incorporated by reference to Exhibit 4.4 of the Form S-1 Registration Statement of Success Bancshares and Success Capital (No. 333-51271 and 333-51271-01) filed with the Commission on April 28,
          1998).
4.5 Form of Trust Preferred Security Certificate of Success Capital (included as an exhibit to Exhibit 4.4).
4.6 Form of Common Security Certificate of Success Capital (included as an exhibit to Exhibit 4.4).
4.7 Form of Guarantee Agreement of Success Bancshares relating to the Trust Preferred Securities (incorporated by reference to Exhibit 4.7 of the Form S-1 Registration Statement of Success Bancshares and Success Capital (No. 333-51271 and 333-51271-01) filed with the Commission on April 28, 1998).
4.8       Form of Rights Agreement, dated as of August 1, 1998, between
          Success Bancshares and Harris Trust and Savings Bank, which includes as Exhibit B thereto the Form of Right Certificate (incorporated by reference to Exhibit 1 of Success Bancshares' Form 8-A Registration Statement (File No. 001-14381) filed with the Commission on August 6, 1998)
10.1 $10 Million Business Loan Agreement, dated January 13, 1997, between Success Bancshares and Cole Taylor Bank (incorporated by reference to
          Exhibit 10.1 of Success Bancshares' 1997 Annual Report on Form 10-K filed with the Commission on March 31, 1998).
10.2 1995 Success Bancshares, Inc. Employee Stock Option Plan (incorporated by reference to Exhibit 10.2 of Success Bancshares' Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).



10.3 Employment Agreement between Success Bancshares and Saul D. Binder (incorporated by reference to Exhibit 10.3 of Success Bancshares' Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).
10.4      Executive Severance Agreement between Success Bancshares and Steven
          A. Covert (incorporated by reference to Exhibit 10.4 of Success Bancshares' Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).
10.5      Lease with respect to Lincolnwood branch banking facility (October,
          1991) (incorporated by reference to Exhibit 10.5 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Securities and Exchange Commission on July 31, 1997).
10.6      Lease with respect to Lincoln Park branch banking facility (April,
          1993) (incorporated by reference to Exhibit 10.6 of Success Bancshares' Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).
10.7      Lease with respect to Northbrook branch banking facility (December,
          1994) (incorporated by reference to Exhibit 10.7 of Success Bancshares' Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).
10.8 Lease with respect to Deerfield/Riverwoods branch banking facility (September, 1995) (incorporated by reference to Exhibit 10.8 of Success Bancshares' Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).
10.9 Employment Agreement between the Bank and Christa N. Calabrese dated as of August 1, 1998, as amended.
10.10 Employment Agreement between the Bank and Kurt C. Felde dated as of August 1, 1998, as amended.
10.11 Employment Agreement between the Bank and Ronald W. Tragasz dated as of August 1,1 998, as amended.
10.12 Employment Agreement between the Bank and Marlene Sachs dated as of August 1, 1998.
10.13 Stock Option Agreement dated as of September 23, 1998 between Success Bancshares and Christa N. Calabrese.
10.14 Stock Option Agreement dated as of June 25, 1998 between Success Bancshares and Kurt C. Felde.
10.15 Stock Option Agreement dated as of September 23, 1998 between Success Bancshares and Ronald W. Tragasz.
10.16 Stock Option Agreement dated as of September 23, 1998 between Success Bancshares and Marlene Sachs.
10.17 Stock Option Agreement dated as of August 26, 1998 between Success Bancshares and Sherwin Koopmans.
10.18 Stock Option Agreement dated as of August 26, 1998 between Success Bancshares and George M. Ohlhausen.
10.19 Stock Option Agreement dated as of August 26, 1998 between Success Bancshares and Charles G. Freund.
10.20 Stock Option Agreement dated as of August 26, 1998 between Success Bancshares and Norman D. Rich.
10.21 Stock Option Agreement dated as of August 26, 1998 between Success Bancshares and Samuel D. Kahan.
10.22 Stock Option Agreement dated as of August 26, 1998 between Success Bancshares and Avrom H. Goldfeder.
10.23 Stock Option Agreement dated as of August 26, 1998 between Success Bancshares and Glen Wherfel..
*27.1     Financial Data Schedule

 *   Filed herewith




(b)  Reports on Form 8-K

On July 17, 1998 Success Bancshares, Inc. filed Form 8-K which included press releases relating to the unexpected death of the Company's President and Chief Executive Officer and the appointments of Christa N. Calabrese, Executive Vice President and Chief Lending Officer of the Bank, as interim Chief Operating Officer and Sherwin Koopmans, a Director of Success Bancshares, Inc., as interim Chairman of the Executive Committee of the of the Bank.

On August 6, 1998 Success Bancshares, Inc. filed Form 8-K which disclosed that the Board of Directors of Success Bancshares, Inc. had approved a shareholders' Rights Plan on May 27, 1998.



                                  SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Success Bancshares, Inc.
                                   -------------------------------------
                                   (Registrant)


     November 13, 1998                  /s/  Christa Calabrese
     ----------------------             --------------------------------
     Date                               Christa Calabrese
                                        Acting Chief Operating Officer

     November 13, 1998                  /s/  Kurt C. Felde
     ----------------------             --------------------------------
     Date                               Kurt C. Felde
                                        Senior Vice President
                                        & Chief Financial Officer



                                 EXHIBIT INDEX

Exhibit
Number   Exhibit Title

3.1 Second Restated Certificate of Incorporation of Success Bancshares (incorporated by reference to Exhibit 3.1 of Success Bancshares' Form S-1 Registration Statement (No. 333-32561) filed with the Securities and Exchange Commission the ("Commission") on July 31, 1997).
3.1.1    Certificate of Designations of Series B Junior Participating
          Preferred Stock
3.2      By-laws of Success Bancshares (incorporated by reference to Exhibit
          3.2 of Success Bancshares' Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).
4.1 Form of Subordinated Indenture relating to the Junior Subordinated Debentures (incorporated by reference to Exhibit 4.1 of the Form S-1 Registration Statement of Success Bancshares and Success Capital Trust I ("Success Capital") (No. 333-51271 and No. 333-51271-01)
          filed with the Commission on April 28, 1998).
4.2 Form of Junior Subordinated Debenture Certificate (included as an exhibit to Exhibit 4.1).
4.3      Certificate of Trust of Success Capital (incorporated by reference to
          Exhibit 4.3 of the Form S-1 Registration Statement of Success Bancshares and Success Capital (No. 333-51271 and 333-51271-01) filed with the Commission on April 28, 1998).
4.4 Form of Amended and Restated Trust Agreement of Success Capital (incorporated by reference to Exhibit 4.4 of the Form S-1 Registration Statement of Success Bancshares and Success Capital (No. 333-51271 and 333-51271-01) filed with the Commission on April 28,
          1998).
4.5 Form of Trust Preferred Security Certificate of Success Capital (included as an exhibit to Exhibit 4.4).
4.6      Form of Common Security Certificate of Success Capital (included as an exhibit to Exhibit 4.4).
4.7 Form of Guarantee Agreement of Success Bancshares relating to the Trust Preferred Securities (incorporated by reference to Exhibit 4.7 of the Form S-1 Registration Statement of Success Bancshares and Success Capital (No. 333-51271 and 333-51271-01) filed with the Commission on April 28, 1998).
4.8 Form of Rights Agreement, dated as of August 1, 1998, between Success Bancshares and Harris Trust and Savings Bank, which includes as Exhibit B thereto the Form of Right Certificate (incorporated by reference to Exhibit 1 of Success Bancshares' Form 8-A Registration Statement (File No. 001-14381) filed with the Commission on August 6,
          1998)
10.1 $10 Million Business Loan Agreement, dated January 13, 1997, between Success Bancshares and Cole Taylor Bank (incorporated by reference to
          Exhibit 10.1 of Success Bancshares' 1997 Annual Report on Form 10-K filed with the Commission on March 31, 1998).
10.2     1995 Success Bancshares, Inc. Employee Stock Option Plan
          (incorporated by reference to Exhibit 10.2 of Success Bancshares' Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).
10.3 Employment Agreement between Success Bancshares and Saul D. Binder (incorporated by reference to Exhibit 10.3 of Success Bancshares' Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).



10.4     Executive Severance Agreement between Success Bancshares and Steven
          A. Covert (incorporated by reference to Exhibit 10.4 of Success Bancshares' Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).
10.5 Lease with respect to Lincolnwood branch banking facility (October, 1991) (incorporated by reference to Exhibit 10.5 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Securities and Exchange Commission on July 31, 1997).
10.6 Lease with respect to Lincoln Park branch banking facility (April, 1993) (incorporated by reference to Exhibit 10.6 of Success Bancshares' Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).
10.7 Lease with respect to Northbrook branch banking facility (December, 1994) (incorporated by reference to Exhibit 10.7 of Success Bancshares' Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).
10.8 Lease with respect to Deerfield/Riverwoods branch banking facility (September, 1995) (incorporated by reference to Exhibit 10.8 of Success Bancshares' Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).
10.9 Employment Agreement between the Bank and Christa N. Calabrese dated as of August 1, 1998, as amended.
10.10 Employment Agreement between the Bank and Kurt C. Felde dated as of August 1, 1998, as amended.
10.11 Employment Agreement between the Bank and Ronald W. Tragasz dated as of August 1,1 998, as amended.
10.12 Employment Agreement between the Bank and Marlene Sachs dated as of August 1, 1998.
10.13 Stock Option Agreement dated as of September 23, 1998 between Success Bancshares and Christa N. Calabrese.
10.14 Stock Option Agreement dated as of June 25, 1998 between Success Bancshares and Kurt C. Felde.
10.15 Stock Option Agreement dated as of September 23, 1998 between Success Bancshares and Ronald W. Tragasz.
10.16 Stock Option Agreement dated as of September 23, 1998 between Success Bancshares and Marlene Sachs.
10.17 Stock Option Agreement dated as of August 26, 1998 between Success Bancshares and Sherwin Koopmans.
10.18 Stock Option Agreement dated as of August 26, 1998 between Success Bancshares and George M. Ohlhausen.
10.19 Stock Option Agreement dated as of August 26, 1998 between Success Bancshares and Charles G. Freund.
10.20 Stock Option Agreement dated as of August 26, 1998 between Success Bancshares and Norman D. Rich.
10.21 Stock Option Agreement dated as of August 26, 1998 between Success Bancshares and Samuel D. Kahan.
10.22 Stock Option Agreement dated as of August 26, 1998 between Success Bancshares and Avrom H. Goldfeder.
10.23 Stock Option Agreement dated as of August 26, 1998 between Success Bancshares and Glen Wherfel..
*27.1 Financial Data Schedule

 *   Filed herewith