Form 10-K
period 1998-12-31
SUCCESS BANCSHARES INC
filed 1999-03-30
CIK 1009569

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                   FORM 10-K


  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

                                    0-23235
                            Commission File Number

                           Success Bancshares, Inc.
            (Exact name of registrant as specified in its charter)

     DELAWARE                                     36-34976644
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         X  Yes     No.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was approximately $31.8 million as of March 10, 1999. As of March 10, 1999, the registrant had outstanding 2,959,236 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Shareholders' Report for the year ended December 31, 1998, are incorporated by reference into Part II hereof and portions of the Proxy Statement for the registrant's Annual Meeting of Shareholders to be held on May 26, 1999, are incorporated by reference into
Part III hereof.



                               TABLE OF CONTENTS

                                    PART I

ITEM 1.   Business                                                     1 - 14
ITEM 2.   Properties                                                       14
ITEM 3.   Legal Proceedings                                                14
ITEM 4.   Submission of Matters to Vote of Security Holders                14

                                    PART II

ITEM 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters                                              15
ITEM 6.   Selected Financial Data                                          15
ITEM 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                            15
ITEM 7A.  Quantitative and Qualitative Disclosure About Market Risk        15
ITEM 8.   Financial Statements and Supplementary Data                      15
ITEM 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                             15

                                   PART III

ITEM 10.  Directors and Executive Officers of the Registrant               16
ITEM 11.  Executive Compensation                                           16
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management   16
ITEM 13.  Certain Relationships and Related Transactions                   16

                                    PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K                                                    17 - 19
          Signatures                                                       20



PART I

ITEM 1.   BUSINESS

Success Bancshares, Inc., a Delaware corporation incorporated in 1984 (the "Company"), is a bank holding company headquartered in Lincolnshire, Illinois with total assets of over $470 million at December 31, 1998. The Company's common stock is quoted on the NASDAQ National Market System under the symbol "SXNB." Through its wholly-owned subsidiary, Success National Bank which was founded in 1973 (the "Bank"), the Company engages in full service community banking. The Bank is also headquartered in Lincolnshire, Illinois, located approximately 35 miles north of downtown Chicago, and, in addition to its headquarters, has ten additional branch offices. These banking facilities, all of which have been established since 1992, are located in Deerfield (2), Libertyville, Lincolnwood (2), Chicago (2) (Lincoln Park and downtown), Arlington Heights, Skokie and Northbrook.

The Company provides community banking services to individuals, small-to-medium-sized businesses, local governmental units and institutional clients primarily in the northern Chicagoland area. These services include traditional checking, NOW, money market, savings and time deposit accounts, as well as a number of innovative deposit products targeted to specific market segments. The Bank offers home equity, home mortgage, commercial real estate, commercial and consumer loans, safe deposit facilities and other innovative and traditional services specially tailored to meet the needs of customers in its target markets. The Company's goal is to continue to offer innovative, attractive financial products to businesses and individuals in its target markets. In May, 1996, the Bank became one of the first banks in its market area to go on-line with its own home page on the World Wide Web (http://www.successbank.com). The Bank's home page enables consumers to access information regarding branch locations, deposit and loan rates and economic forecasts.

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements, including the accompanying notes, which appear in the Company's 1998 Annual Report, filed as an exhibit to this Form 10-K.

Securities

The following table sets forth certain information with respect to the Company's securities portfolio.

                                                 December 31,
                                    1998             1997             1996
                                -------------    -------------   --------------
                            Amortized   Fair  Amortized  Fair  Amortized  Fair
                               Cost     Value    Cost    Value   Cost     Value
                                             (dollars in thousands)
Securities Available-for-sale:
 U.S. Treasury                 $5,201  $5,215  $3,775   $3,792    $748     $754
 U.S. government sponsored
  entities                      4,251   4,276   3,346    3,301   5,846    5,721
 States and political subdivisions;
  Taxable                       1,732   1,881       -        -       -        -
  Exempt from Federal income
   taxes                       12,995  13,191   4,437    4,442   1,565   1,561



 Mortgage-backed securities    10,691  10,788   7,019    7,054   2,568    2,585
 SBA guaranteed loan
  participation certificates    2,304   2,290   3,221    3,238   4,337    4,290
 Other securities               3,141   3,396     182      263     110      236
                              ------- ------- -------  ------- -------  -------
 Total                        $40,315 $41,037 $21,980  $22,090 $15,174  $15,147
                              ======= ======= =======  ======= =======  =======

Securities Held-to-maturity:
 U.S. Treasury                 $    -  $    - $   246  $   248 $   242  $   245
 U.S. government sponsored
  entities                          -       -  14,754   14,962  15,368   15,403
 States and political subdivisions
  Taxable                           -       -   1,791    1,899   1,845    1,939
  Exempt from Federal income
   taxes                            -       -   6,506    6,702   6,906    7,041
 Mortgage-backed securities         -       -   5,148    5,409   5,804    6,037
 Other securities                   -       -   3,219    3,219   2,395    2,395
                              ------- ------- -------  ------- -------  -------
 Total                          $   -   $   - $31,664  $32,439 $32,560  $33,060
                              ======= ======= =======  ======= =======  =======

Securities of a Single Issuer

There were no securities of any single issuer, other than the U.S. Treasury or U.S. government sponsored entities, which had a book value in excess of ten percent of shareholders' equity at December 31, 1998.




Securities, Maturities and Yields

The following table sets forth maturities and the weighted average yields of the securities at December 31, 1998.

                                                    Maturity
                               Due in One Year Due After One  Due After Five   Due A
                                   or Less   Year Through FiveYears through TenTen Y
                                     Weighted       Weighted       Weighted       We
                                      Average        Average       Average         A
                              Balance   YieldBalance   YieldBalance  Yield Balance
                                                    (dollars in thousands)
Available-for-sale:
 U.S. Treasury                 $4,203   5.20% $1,012   5.38% $    -     -%   $   -
 U.S. government sponsored
  entities                      1,264    5.89  2,260    5.53    752   6.43       -
 State and political
  subdivisions <1>              1,948    7.28  5,090    7.02  4,396   7.16   3,638
 Mortgage-backed securities <2>   874    6.72  7,657    6.25  1,364   6.46     893
 SBA guaranteed loan
  participation certificates <2>   19    9.17    693    7.43    451   7.39   1,127
 Other securities                   -       -    250    7.38    200   7.41   2,946
                               ------  ------ ------  ------ ------ ------  ------
                               $8,308   5.96%$16,962   6.40% $7,163  6.97%  $8,604
                               ======  ====== ======  ====== ====== ======  ======

<1>  The yield is reflected on a fully tax equivalent basis utilizing a 34% tax rate.
<2>  These securities are presented based on contractual maturities.

Loan Portfolio

The loan portfolio is the largest category of the Company's interest earning assets. At December 31, 1998 the ratio of total loans to total assets was 79.7% as compared to a ratio of 76.3% at December 31, 1997.

The following table sets forth the historical composition of the loan portfolio. TABLE

                                          December 31,
                       1998           1997           1996           1995           1
                           Percent of     Percent ofPercent of   Percent of     Perce
                     AmountPortfolioAmountPortfolioAmountPortfolioAmountPortfolioAmo
                                                 (dollars in thousands)
Commercial         $102,592  27.34%$87,506 30.21% $58,912  28.68%$45,217  26.14%$33,
Real estate -
 construction        15,517    4.14 13,409   4.63  12,282    5.98 12,821    7.41  8,
Real estate -
 mortgages          168,833   45.00106,120  36.64  84,920   41.34 68,227   39.44 63,
Home equity          78,384   20.89 72,944  25.18  43,193   21.03 37,820   21.86 30,
Installment           9,433    2.51  9,253   3.19   5,615    2.73  8,655    5.00  4,
Credit cards            456    0.12    432   0.15     503    0.24    261    0.15
                    ------- --------------------- ------- -------------- -----------
Total gross loans   375,215 100.00%289,664100.00% 205,425 100.00%173,001 100.00%141,
                            =======       =======         =======        =======
Unearned discount         -              -            (2)            (3)
Net deferred loan fees  135          (187)          (261)          (223)          (1
Unaccreted discount
 from loss on transfer
 of loans from held-
 for-sale to portfolio(263)          (373)          (438)          (451)          (5
                    -------        -------        -------        -------        ----
Loans, net of unearned
 discount and net
 deferred loan fees 375,087        289,104        204,724        172,324        140,
Allowance for loan
 losses             (3,824)        (2,079)        (1,425)        (1,189)        (1,0
                    -------        -------        -------        -------        ----
Net loans          $371,263        $287,025      $203,299        $171,135       $139,
                    =======        =======        =======        =======        ====
/TABLE

Commercial Loans: The majority of commercial loans are written with adjustable interest rates to match variable rate funding sources. Total commercial loans increased $15.1 million to $102.6 million at December 31, 1998, as the Company continued to actively pursue commercial loan relationships. Commercial loans represented 27.3% of the total loan portfolio at December 31, 1998, as compared to 30.2% of the total loan portfolio at December 31, 1997.

Real Estate Mortgage Loans: Real estate mortgage loans, which consist of residential and commercial loans secured by real estate, totaled $168.8 million at December 31, 1998, compared to $106.1 million at December 31, 1997. This increase is primarily associated with growth during 1998 of $29.8 million or 69.8% in residential mortgage loans to $72.4 million at December 31, 1998 as compared to December 31, 1997. In addition, commercial mortgage loans increased $32.9 million to $96.4 million at December 31, 1998 as compared to $63.5 million at December 31, 1997.

Home Equity Loans: Home equity loans increased $5.4 million, or 7.5%, from December 31, 1997 and were $78.4 million at December 31, 1998. At December 31, 1997 home equity loans increased $29.8 million or 68.9% to $73.0 million primarily as a result of the initiation of a promotion in June, 1997. At December 31, 1998, home equity loans accounted for 20.9% of the total loan portfolio, compared to 25.2% of the total loan portfolio at December 31, 1997. The increase in home equity loans is primarily due to the Company's prime rate-based home equity products, including a promotion featuring a 7.5% fixed rate for three years, adjusting to prime thereafter. As of December 31, 1998, the Company had total commitments on all home equity loans of $173.6 million, with 45.2% or $78.4 million drawn and outstanding. Home equity lines of credit, when aggregated with senior mortgage indebtedness, normally do not exceed 80% of the residential real estate collateral value. These loan to value ratios help to limit the credit risk associated with these loans.

The Bank has no concentrations of loans to borrowers engaged in the same or similar industries that exceed 10% of total loans. The Company maintains a policy of directing its lending activities to the target markets from which its deposits are drawn.

Loan Maturities

The following table sets forth the maturities of commercial and real estate construction loans outstanding at December 31, 1998. Also set forth are the amounts of such loans due after one year, classified according to sensitivity to changes in interest rates.

                                     Maturity

                           Due in OneDue After One Year  Due After
                         Year or LessThrough Five Years  Five Years  Total
                                             (dollars in thousands)

                                             Floating       Floating
                                        Fixed  Rate    Fixed Rate
Commercial and real estate
 construction loans          $102,368  $9,095 $3,178  $2,783  $685$118,109

Non-performing Loans



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

                                             December 31,
                               1998      1997      1996      1995      1994
                                             (dollars in thousands)
Nonaccrual loans             $  268    $1,479    $    -    $   13    $  258
Restructured loans                -         -         -         -         -
Loans 90 days or more past
 due, still accruing             81       341       118       626       123
                             ------    ------    ------    ------    ------
Total non-performing loans   $  349    $1,820    $  118     $ 639    $  381
                             ------    ------    ------    ------    ------
Non-performing loans to
 loans, net of unearned
 discount and net deferred
 loan fees                     .09%     0.63%     0.06%     0.37%     0.27%

Non-performing loans to
 allowance for loan losses    9.13%    87.54%     8.28%    53.74%    38.10%

Management is aggressively pursuing collection efforts with respect to non-performing loans.

Loans with principal or interest payments contractually due but not yet paid are reviewed by senior management on a weekly basis and are placed on nonaccrual status when scheduled payments remain unpaid for 90 days or more, unless, in the judgement of management, the loan is both well-secured and in the process of collection. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. Restructured loans include troubled debt restructuring (which involved forgiving a portion of interest or principal on any loans or making loans at a rate materially less than the market rate). The Company had no restructured loans at December 31, 1998.

Potential Problem Loans

In addition to those loans disclosed under "Non-performing Loans," there are certain loans in the portfolio which management has identified, through its problem loan identification system which exhibit a higher than normal credit risk.  Management's review of the total loan portfolio to identify loans where there is concern that the borrower will not be able to continue to satisfy present loan repayment terms includes factors such as review of individual loans, recent loss experience and current economic conditions.  Loans in this category include those with characteristics such as those that have recent adverse operating cash flow or balance sheet trends, or have general risk characteristics that the loan officer believes might jeopardize the future timely collection of principal and interest payments.  The principal amount of



loans in this category as of December 31, 1998 and December 31, 1997 were approximately $812 thousand and $3.7 million, respectively. One loan, a commercial mortgage totaling $2.9 million, which was repaid during 1998, contributed to the decrease. At December 31, 1998, there were no significant loans which were classified by any bank regulatory agency that are not included above as non-performing or as a potential problem loan.

Other Real Estate Owned

The Bank had two properties, both strip shopping centers in Chicago, Illinois, totaling $435 thousand in other real estate owned at December 31, 1998. At December 31, 1997 other real estate owned was comprised of one single family home in Deerfield, Illinois, with a balance of $290 thousand.

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

Loans are charged to the allowance for loan losses when deemed uncollectible by management, unless sufficient collateral exists to repay the loan.

Set forth in the following table is an analysis of the allowance for loan losses.

                                             Year Ended December 31,
                               1998      1997      1996     1995      1994
                                             (dollars in thousands)
Allowance at beginning
 of period                   $2,079    $1,425    $1,189   $1,000      $855
Charge-offs:
 Commercial                     185        71        49        -        88
 Real estate - construction       -         -         -        -         -
 Real estate - mortgage           -         -         -        -         -
 Home equity                      -         -         -        -         -
 Installment                     13        23        20        4         1
 Credit cards                     9        55         9       15        50
                             ------    ------    ------   ------    ------
Total charge-offs               207       149        78       19       139
                             ------    ------    ------   ------    ------
Recoveries:
 Commercial                       2        22         -        -        31
 Real estate - construction       -         -         -        -         -
 Real estate - mortgage           -         -         -        -         -
 Home equity                      -         -         -        -         -
 Installment                      5        15         3        -         1
 Credit cards                     2         -         1        1         2
                             ------    ------    ------   ------    ------
Total recoveries                  9        37         4        1        34



                             ------    ------    ------   ------    ------
Net charge-offs                 198       112        74       18       105
Provision for loan losses     1,943       766       310      207       250
                             ------    ------    ------   ------    ------
Allowance at end of period   $3,824    $2,079    $1,425   $1,189    $1,000
                             ======    ======    ======   ======    ======
Allowance to loans, net of
 unearned discount and net
 deferred loan fees           1.02%     0.72%     0.70%    0.70%     0.71%
Net charge-offs to average
 net loans                    0.06%     0.05%     0.04%    0.01%     0.08%

The loan loss provision of $1.9 million in 1998 reflects an increase of $1.2 million from the 1997 provision. The increase was necessary to reflect the increase in commercial lending and commercial real estate lending.




The following table presents management's allocation of the allowance for loan losses

                                                              December 31,
                                1998           1997           1996           1995
                                Percent of     Percent of     Percent of     Percent
                                loans of       loans of       loans of       loans o
                                   each            each          each            eac
                                category       category       category       categor
                                to total       to total       to total       to tota
                          Amount  loans  Amount   loans Amount  loans  Amount   loan
                                                                                  <C
                                               (dollars in thousands)
Commercial                $1,242 27.34%    $829  30.21%   $597 28.68%    $596  26.14
Real estate - construction     -   4.14       -    4.63      -   5.98       -    7.4
Real estate - mortgage        64  45.00     118   36.64     59  41.34      37   39.4
Installment                   91   2.51      56    3.19     34   2.73      36    5.0
Home equity                  635  20.89     387   25.18    224  21.03     190   21.8
Credit cards                  10   0.12       5    0.15     12   0.24       7    0.1
Unallocated                1,782      -     684       -    499      -     323
                         -------------- ------- --------------------- ------- ------
Total                     $3,824100.00%  $2,079 100.00% $1,425100.00%  $1,189 100.00
                         ============== ======= ===================== ======= ======

Control of the Company's loan quality is continually monitored by management and is reviewed by the Board of Directors and loan committee of the Bank on a monthly basis, subject to the Company's Board of Directors through its members who serve on the loan committee. In review of the loan portfolio is provided by the examinations conducted by regulatory independent public accountants in conjunction with their annual audit, and an independent loan review performed by an entity engaged by the Board of Directors of the Bank. The amount of allowance for loan losses, which are charged to earnings through the provision for loan losses, are determined based on a variety of factors, including actual charge-offs during the year, historical loss experience, delinquent loans, and an evaluation of current and prospective economic conditions in the Company's market area. Although management believes the allowance for loan losses is any potential losses, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future.

Deposits



Average total deposits were $363.9 million for the year ended December 31, 1998, an increase of 31.5% from 1997. The increase in deposits occurred primarily as a result of opening new branches, and continued emphasis on deposit growth through marketing and rate promotions. The composition of deposits has not changed significantly from 1997.



The following table sets forth the maturities of certificates of time deposit of $100,000 or more and other time deposits of $100 thousand or more at December 31, 1998.

                                                                 December 31,
                                                                     1998
                                                         (dollars in thousands)
Maturing within three months                                      $  33,842
After three but within six months                                    19,157
After six but within twelve months                                    4,196
After twelve months                                                   1,054
                                                                  ---------
Total                                                             $  58,249
                                                                  =========

Asset/Liability Management

As a continuing part of its financial strategy, the Company attempts to manage the impact of fluctuations in market interest rates on its net interest income. This effort entails providing a reasonable balance between interest rate risk, credit risk, liquidity risk and maintenance of yield. Asset/Liability management policies are established and monitored by management in conjunction with the Board of Directors of the Bank, subject to general oversight by the Company's Board of Directors. The policies establish guidelines for acceptable limits on the sensitivity of the market value of assets and liabilities to changes in interest rates.

The Company's net income is dependent on its net interest income. Net interest income is susceptible to interest rate risk to the degree that interest bearing liabilities mature or reprice on a different basis than interest earning assets. When interest bearing liabilities mature or reprice more quickly than interest earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income. Similarly, when interest earning assets mature or reprice more quickly than interest bearing liabilities, falling interest rates could result in a decrease in net income. The following table illustrates the Company's estimated interest rate sensitivity and periodic and cumulative gap positions as calculated as of December 31, 1998.

                                  Time to Maturity or Repricing
                         0-90 Days91-365 Days1-5 YearsOver 5 Years    Total
                                  (dollars in thousands)
Interest Earning Assets:
 Net loans(1)             $127,142    $20,416 $140,896   $87,639   $376,093
 Securities                  6,025     11,066   15,279     8,667     41,037
 Interest bearing deposits
  with financial institutions7,019          -        -         -      7,019
 Federal funds sold          6,900          -        -         -      6,900
                           -------    -------  -------   -------    -------
Total earning assets      $147,086    $31,482 $156,175   $96,306   $431,049
                           -------    -------  -------   -------    -------
Interest Bearing Liabilities:
 NOW and money market
  accounts                 $53,615    $29,369  $68,767   $     -  $151,751
 Savings deposits              810      2,430   12,958     6,488     22,686
 Time deposits              82,336     59,468   17,755    11,182    170,741
 Borrowings                  6,022      2,000    7,802    20,689     36,513



                           -------    -------  -------   -------    -------
Total interest bearing
 liabilities              $142,783    $93,267 $107,282   $38,359   $381,691

Rate sensitive assets (RSA) $147,086 $178,568 $334,742  $431,049   $431,049

Rate sensitive liabilities
 (RSL)                    $142,783   $236,050 $343,332  $381,691   $381,691

Cumulative gap
 (GAP = RSA - RSL)          $4,303  $(57,482) $(8,590)   $49,358    $49,358

RSA/Total assets            31.26%     37.95%   71.15%    91.62%     91.62%
RSL/Total assets            30.35%     50.17%   72.98%    81.13%     81.13%

GAP/Total assets             0.91%   (12.22%)  (1.83%)    10.49%     10.49%
GAP/RSA                      2.93%    (3.49%)  (4.43%)    11.45%     11.45%

(1)  Includes loans held for sale.

While the gap position illustrated above is a useful tool that management can assess for general positioning of the Company's balance sheet, management uses an additional measurement tool to evaluate its asset/liability sensitivity which determines exposure to changes in interest rates by measuring the percentage change in net interest income due to changes in rates over a one-year time horizon. Management measures such percentage change assuming an instantaneous permanent parallel shift in the yield curve of 100 and 200 basis points, both upward and downward. The model uses an option-based pricing approach to estimate the sensitivity of mortgage loans. The most significant embedded option in these types of assets is the prepayment option of the borrowers. The model uses various prepayment assumptions depending upon the type of mortgage instrument (residential mortgages, commercial mortgages, mortgage-backed securities, etc.). Prepayment rates for mortgage instruments ranged from 5 to 45 CPR (Constant Prepayment Rate) as of December 31, 1998 and 1997. For administered rate core deposits (e.g. NOW and savings accounts), the model utilizes interest rate floors equal to 100 basis points below their current levels.

Utilizing this measurement concept, the interest rate risk of the Company, expressed as a percentage change in net interest income over a one-year time horizon due to changes in interest rates, at December 31, 1998 and 1997, was as follows:

                                                       Basis Point Change
                                       +200        +100     -100     -200
At December 31, 1998                  (9.5%)     (4.8%)     3.9%     5.6%
At December 31, 1997                    0.9%       0.5%     0.0%    (3.5%)

As the above table indicates, the Company's rate-sensitive position has shifted from a fairly balanced position at December 31, 1997 to a position in which rate-sensitive liabilities exceed rate sensitive assets at December 31, 1998.
The position at December 31, 1998 would be expected, for example, to result in a 9.5% decrease in net interest income should interest rates immediately increase by 200 basis points for a one year period.  Conversely, a decline in interest rates of 200 basis points would result in an increase of 5.6% of net interest income.  The shift in the rate sensitive position of the Company between December 31, 1998 and December 31, 1997 was primarily due to the use of



shorter-term certificate of deposits to fund fixed rate commercial loans and real estate loans.

The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk. Although such activities may be permitted with the approval of the Board of Directors of the Bank, the Company does not intend to engage in such activities in the immediate future.
Interest rate risk is the most significant market risk affecting the Company. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are overnight repurchase agreements with customers of the Bank and consist of primarily U.S. government sponsored entity obligations.

The securities underlying the agreements are book-entry securities. During the period, the securities were delivered by appropriate entry into a third-party custodian's account designated by the Bank under a written custodial agreement that explicitly recognizes the customer's interest in the securities. At December 31, 1998, no material amount of agreements to repurchase securities sold were outstanding with any individual customer. Securities sold underagreements to repurchase averaged $5.4 million and $5.8 million during 1998 and 1997, respectively, and the maximum amounts outstanding at any month-end during 1998 and 1997 were $6.4 million and $12.0 million, respectively. The weighted average rate paid during 1998 and 1997 was 4.15% and 4.20%, respectively, and the weighted average rate at the end of 1998 and 1997 was 3.92% and 4.54%.

Liquidity and Capital Resources

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements could result in certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's growth and financial condition. The regulations require the Company and the Bank to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting principles. The capital classifications are also subject to qualitative judgments by the regulators about risk weightings and other factors. Quantitative measures established by Federal Reserve, Office of the Comptroller of the Currency ("OCC") and Federal Deposit Insurance Corporation ("FDIC") regulations to ensure capital adequacy require the Company and the Bank to maintain minimum ratios of Tier 1 capital (as defined in such regulations) to total average assets (as defined in such regulations) ("leverage ratio") and minimum ratios of Tier 1 capital and total capital (as defined in such regulations) to risk weighted assets (as defined in such regulations) ("Tier 1 Ratio" and "Total Risk-Based Capital Ratio," respectively). As of December 31, 1998, the Company and Bank were in compliance with all applicable regulatory capital requirements. However, there can be no assurance that the Company or the Bank will continue to be in compliance with such regulatory capital requirements. See "Supervision and Regulation."



Liquidity management at the Bank involves planning to meet anticipated funding needs at a reasonable cost. Liquidity management is guided by policies formulated and monitored by the Company's senior management and the Bank's asset/liability committee, which take into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments.
The Bank's principal sources of funds are deposits, short-term borrowings and capital contributions by the Company. Borrowings by the Bank from the Federal Reserve Bank of Chicago and Federal Home Loan Bank of Chicago provide additional available sources of liquidity.

The Bank's core deposits, the most stable source of liquidity for community banks due to the nature of long-term relationships generally established with depositors and the security of deposit insurance provided by the FDIC, are available to provide long-term liquidity. At December 31, 1998 and 1997, 38.96% and 32.02%, respectively, of the Company's total assets were funded by demand deposits.

Liquid assets refer to money market assets such as cash and due from banks, Federal funds sold and interest bearing time deposits with financial institutions, as well as securities available-for-sale and securities held-to-maturity with a remaining maturity less than one year. Net liquid assets represent the sum of the liquid asset categories less the amount of assets pledged to secure public funds. As of December 31, 1998 and 1997, net liquid assets totaled approximately $52.7 million and $39.0 million, respectively.

The Company's cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities, consisting primarily of earnings, was $1.4 million for the year ended December 31, 1998, and $2.9 million for the year ended December 31, 1997. A significant component in the fluctuation of net cash provided by or used in operating activities is the timing of the sale of loans held for sale to permanent investors. Net cash used in investing activities, consisting primarily of loan and investment funding, was $76.4 million and $93.0 million for the years ended December 31, 1998 and 1997, respectively. Net cash provided by financing activities, consisting principally of deposit growth and the issuance of stock, was $90.0 million and $100.1 million for the years ended December 31, 1998 and 1997, respectively.

Year 2000 Issue

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

A committee, comprised of representatives from all major operating areas, was created to assess whether or not the Company's internal and external systems, particularly those that are mission-critical, are year 2000 compliant. The committee has developed and adopted an action plan that addresses the Company's year 2000 renovation, testing, contingency planning and management review



process. In addition the Company has developed a due diligence process to monitor and evaluate the efforts of external third party suppliers to achieve year 2000 readiness. The committee has developed and implemented a written testing plan for both internal and external mission-critical systems and finalized substantially all testing of internal mission-critical systems by December 31, 1998. A business resumption contingency plan that defines scenarios for mission-critical systems failing to achieve year 2000 readiness and evaluates the Company's options is in the process of development by the committee and is expected to be completed by March 31, 1999.

The Company is committed to year 2000 compliance and, as such, has taken steps to educate its customers in identifying potential year 2000 problems. A year 2000 risk assessment of borrowers with loans in excess of $100 thousand has been completed. The Company is satisfied that these borrowers represent a low year 2000 risk; however, the Company has instituted a program to assist in the management of underwriting risk.

As of December 31, 1998, year 2000 compliance costs incurred are estimated to be $75 thousand to $100 thousand. It is estimated that the Company will spend $125 thousand to $150 thousand in total. However, this is a complex issue and no assurances can be given that compliance will be achieved without any unplanned outlays that would affect future financial results.

Competition

The Company competes in the commercial banking industry through its subsidiary, the Bank, in the communities it serves. The commercial banking industry is highly competitive, and the Bank faces strong direct competition for deposits, loans, and other financial-related services. The Bank competes directly in Cook and Lake Counties with other commercial banks, thrifts, credit unions, stockbrokers, and the finance divisions of automobile companies. Factors which affect competition generally include the general and local economic conditions, current interest rate levels and volatility in the mortgage markets. Some of these competitors are local, while others are statewide or nationwide. The Bank has developed a community banking and marketing strategy. In keeping with this strategy, the Bank provides highly personalized and responsive service characteristic of locally-owned and managed institutions. As such, the Bank competes for other deposits principally by offering depositors a variety of deposit programs, convenient office locations, hours and other services. The Bank competes for loan originations primarily through the interest rates and loan fees it charges, the efficiency and quality of services it provides to borrowers and the variety of its loan products. Some of the financial institutions and financial services organizations with which the Bank competes are not subject to the same degree of regulation as that imposed on bank holding companies and national banking associations. In addition, the larger banking organizations have significantly greater resources than those that will be available to the Bank. As a result, such competitors have advantages over the Bank in providing certain non-deposit services. Currently, major competitors in certain of the Bank's markets include Harris Trust and Savings Bank, The Northern Trust Company, LaSalle Bank, N.A., BankOne and Bank of America.

Employees

As of December 31, 1998, the Company had 196 full-time equivalent employees. The employees are not represented by a collective bargaining unit. The Company considers its relationship with its employees to be good.




Effects of Inflation

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

The primary impact of inflation on the operations of the Company is reflected in increased operating costs. Furthermore, inflation can directly affect the value of loan collateral in general, and real estate collateral in particular. These factors are taken into account in the initial underwriting process and over the life of the loans. The Company believes that it has systems in place to continue to manage the rates, liquidity and interest rate sensitivity of the Company's assets and liabilities. See "Asset/Liability Management."

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

General.

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

Investments and Activities.

The BHC Act requires prior Federal Reserve approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than five percent of the voting shares or substantially all the assets of any bank or bank holding company, or for a merger or consolidation of a bank holding company with another bank holding company. With certain exceptions, the BHC Act prohibits a bank holding company from acquiring direct or indirect ownership or control of voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in any



activity other than banking or managing or controlling banks or performing services for its authorized subsidiaries. Under the BHC Act and Federal Reserve regulations, the Company and the Bank are prohibited from engaging in certain tie-in arrangements in connection with an extension of credit, lease, sale of property, or furnishing of services.

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

Capital Requirements.

The Federal Reserve has adopted risk-based capital requirements for assessing bank holding company capital adequacy. These standards define regulatory capital and establish minimum capital standards in relation to assets and off-balance sheet exposures, as adjusted for credit risks. Under the Federal Reserve's risk-based guidelines, capital is classified into two categories.
For bank holding companies, Tier 1 or "core" capital consists of common shareholders' equity, perpetual preferred stock and trust preferred stock (both subject to certain limitations) and minority interest in the common equity accounts of consolidated subsidiaries, and is reduced by goodwill, certain other intangible assets and certain investments in other corporations. Tier 2 capital consists of the allowance for loan and lease losses (subject to certain conditions and limitations), perpetual preferred stock (to the extent not included in Tier 1 capital), "hybrid capital instruments," perpetual debt and mandatory convertible debt securities, and term subordinated debt and intermediate-term preferred stock.

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

In its capital adequacy guidelines, the Federal Reserve emphasizes that the foregoing standards are supervisory minimums and that banking organizations generally are expected to operate well above the minimum ratios.  These guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum levels.  The growth of the Company and the Bank



has been, and may in the future be, constrained by these capital adequacy requirements.

As of December 31, 1998, the Company had a Tier 1 Ratio of 12.77%, a Total Risk-Based Capital Ratio of 15.23% and a Tier 1 capital to total average assets ratio (leverage ratio) of 9.96%.

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

Bank Regulation:

General.

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

Furthermore, banks are affected by the credit policies of other monetary authorities, including the Federal Reserve, which regulate the national supply of bank credit.  Such regulation influences overall growth of bank loans, investments, and deposits and may also affect interest rates charged on loans and paid on deposits.  The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. Transactions with Insiders and
Affiliates.  Transactions between a bank and its holding company or other affiliates are subject to various restrictions imposed by state and federal regulatory agencies.  Such transactions include loans and other extensions of credit, purchases of securities and other assets, and payments of fees or other distributions.  In general, these restrictions limit the amount of transactions



between an institution and an affiliate of such institution, as well as the aggregate amount of transactions between an institution and all of its affiliates, and require transactions with affiliates to be on terms comparable to those for transactions with unaffiliated entities.

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

Standards for Safety and Soundness. The FDIA, as amended by FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994, requires the Federal Reserve, together with the other federal bank regulatory agencies, to prescribe standards of safety and soundness, by regulations or guidelines, relating generally to operations and management, asset growth, asset quality, earnings, stock valuation, and compensation. The Federal Reserve, the OCC and the other federal bank regulatory agencies have adopted, effective August 9, 1995, a set of guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, each of the Federal Reserve and the OCC adopted regulations that authorize, but do not require, the Federal Reserve or the OCC, as the case may be, to order an institution that has been given notice by the Federal Reserve or the OCC, as the case may be, that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the Federal Reserve or the OCC, as the case may be, must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the "prompt corrective action" provisions of FDICIA. If an institution fails to comply with such an order, the Federal Reserve or the OCC, as the case may be, may seek to enforce such order in judicial proceedings and to impose civil money penalties. The federal bank regulatory agencies also proposed guidelines for asset quality and earnings standards.




Capital Requirements.

The OCC has established the following minimum capital standards for national banks, such as the Bank: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks within minimum requirements of 4% to 5% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. For purposes of these capital standards, Tier 1 capital and total capital consists of substantially the same components as Tier 1 capital and total capital under the Federal Reserve's capital guidelines for bank holding companies. See "-Bank Holding Company Regulation-Capital Requirements."
The capital requirements described above are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, the regulations of the OCC provide that additional capital may be required to take adequate account of, among other things, interest rate risk or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

During the year ended December 31, 1998, the Bank was not required by the OCC to increase its capital to an amount in excess of the minimum regulatory requirement. As of December 31, 1998, the Bank exceeded its minimum regulatory capital requirements with a leverage ratio of 8.90% and a risk-based capital ratio of 11.38%.

In August, 1995, federal banking agencies published a final rule modifying their existing risk-based capital standards to provide for consideration of interest rate risk when assessing the capital adequacy of a bank. Under the final rule, the Federal Reserve, the OCC and the FDIC must explicitly include a bank's exposure to declines in the economic value of its capital due to changes in interest rates as a factor in evaluating a bank's capital adequacy. The federal banking agencies also have adopted a joint agency policy statement providing guidance to banks for managing interest rate risk. This policy statement emphasizes the importance of adequate oversight by management and a sound risk management process. The assessment of interest rate risk management made by the banks' examiners will be incorporated into the banks' overall risk management rating and used to determine the effectiveness of management.

Prompt Corrective Action. FDICIA requires the federal banking regulators, including the Federal Reserve, the OCC and the FDIC, to take prompt corrective action with respect to depository institutions that fall below certain capital standards and prohibits any depository institution from making any capital distribution that would cause it to be undercapitalized. Institutions that are not adequately capitalized may be subject to a variety of supervisory actions including, but not limited to, restrictions on growth, investment activities, capital distributions and affiliate transactions and will be required to submit a capital restoration plan which, to be accepted by the regulators, must be guaranteed in part by any company having control of the institution (such as the Company). In other respects, FDICIA provides for enhanced supervisory authority, including greater authority for the appointment of a conservator or receiver for under capitalized institutions. The capital-based prompt corrective action provisions of FDICIA and their implementing regulations apply to FDIC-insured depository institutions. However, federal banking agencies have indicated that, in regulating bank holding companies, the agencies may take appropriate action at the holding company level based on their assessment of the effectiveness of supervisory actions imposed upon subsidiary insured



depository institutions pursuant to the prompt corrective action provisions of FDICIA.

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

During 1998, the Bank was assessed at an average annual rate of [0]% of deposits. Deposit insurance may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

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

Federal Reserve System. The Bank is subject to Federal Reserve regulations requiring depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve regulations generally require 3.0% reserves must be maintained against total transaction accounts of $46.5 million or less plus 10.0% on the remainder. The first $4.9 million of otherwise reservable balances (subject to adjustments by the Federal Reserve) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements.

Community Reinvestment Act.  Under the Community Reinvestment Act ("CRA"), a
financial institution has a continuing and affirmative obligation, consistent



with the safe and sound operation of such institution, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires each federal banking agency, in connection with its examination of a financial institution, to assess and assign one of four ratings to the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution, including applications for charters, branches and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities, and savings and loan holding company acquisitions. The CRA also requires that all institutions make public disclosure of their CRA ratings. The Bank received a "satisfactory" rating from the OCC on its most recent CRA performance evaluations.

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

Monetary Policy and Economic Conditions.

The earnings of banks and bank holding companies are affected by general economic conditions and also by the fiscal and monetary policies of federal regulatory agencies, including the Federal Reserve. Through open market transactions, variations in the discount rate and the establishment of reserve requirements, the Federal Reserve exerts considerable influence over the cost and availability of funds obtainable for lending or investing.

The above monetary and fiscal policies and resulting changes in interest rates have affected the operating results of all commercial banks in the past and are expected to do so in the future. The Bank cannot fully predict the nature or the extent of any effects which fiscal or monetary policies may have on its business and earnings.

Forward Looking Statements



Statements made about the Company's future economic performance, strategic plans or objectives, revenues or earnings projections, or other financial items and similar statements are not guarantees of future performance, but are forward looking statements. By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those in the statements. Important factors that might cause the Company's actual results to differ materially include, but are not limited to, the following:

 .    Federal and state legislative and regulatory developments;
 .    The impact of continued loan and deposit promotions on the Company's net interest margin;
 .    The impact of opening, staffing and operating new branch facilities;
 .    Changes in management's estimate of the adequacy of the allowance for loan losses;
 .    Changes in the level and direction of loan delinquencies and write-offs;
 .    Interest rate movements and their impact on customer behavior and the
Company's net interest margin;
 .    The impact of repricing and competitors' pricing initiatives on loan and deposit products;
 .    The Company's ability to adapt successfully to technological changes to meet customers' needs and developments in the marketplace;
 .    The Company's ability to access cost effective funding;
 .    Changes in financial markets and general economic conditions; and
 .    The Company's ability to achieve year 2000 compliance without incurring material unplanned expenditures.

ITEM 2.   PROPERTIES

The Company and the Bank are headquartered in Lincolnshire, Illinois. In addition to its headquarters the Bank has ten branch facilities located in Deerfield (2), Libertyville, Lincolnwood (2), Chicago (Lincoln Park and downtown), Arlington Heights, Skokie and Northbrook, Illinois.

The table below summarizes the Company's owned and leased facilities.

                                                  Approximate
 Location                Type of Facility        Square FootageExpiration Date
Lincolnshire, IL         Corporate headquarters
                          and branch             11,760         Owned
Lincolnwood, IL          Branch                  8,760          Owned
Lincolnwood/
 International, IL       Branch                  1,900          October 2001
Chicago/Lincoln Park, IL Branch                  1,967          April 2003
Libertyville, IL         Operations center
                           and branch            8,100          Owned
Northbrook, IL           Branch                  1,950          November 1998
Deerfield/Riverwoods, IL Commercial loan
                           center and branch     4,100          September 1998
Deerfield/Downtown, IL   Branch                  2,200          Owned
Arlington Heights, IL    Branch                  1,300          Owned
Chicago/Downtown, IL     Branch                  7,338          May 2008
Skokie, IL               Branch                  648            March 2001

ITEM 3.   LEGAL PROCEEDINGS



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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 1998.



PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of December 16, 1998, the Company issued 8,000 shares of restricted common stock to Wilbur G. Meinen, Jr., in accordance with the Employment Agreement, dated as of December 16, 1998, between the Company and Mr. Meinen. Pursuant to such agreement Mr. Meinen became the new President and Chief Executive Officer of the Company. This transaction was exempt from registration pursuant to
Section 4(d) of the Securities Act of 1933, as amended. All additional information required in response to this item is contained in the Annual Report to Shareholders under the caption "Shareholder Information" and is incorporated herein by reference.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's interest rate risk position is discussed under the heading "Business-Asset/Liability Management" in Item 1 of this Form 10-K. Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of the Company's business activities.

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

Not applicable.



PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required in response to this item will be contained in the Company's definitive Proxy Statement (the "Proxy Statement") for its Annual Meeting of Shareholders to be held May 26, 1999, under the captions "General Information-Section 16(a) Beneficial Ownership Reporting Compliance," "Election of Directors" and "Executive Officers" and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required in response to this item will be contained in the Company's Proxy Statement under the caption "Executive Compensation" and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required in response to this item will be contained in the Company's Proxy Statement under the caption "General Information Security Ownership of Principal Holders and Management" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required in response to this item will be contained in the Proxy Statement under the caption "Election of Directors - Certain Relationships and Related Transactions," and is incorporated herein by reference.



PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this Report:

     1., 2.    Financial Statements and Schedules

               The Consolidated Financial Statements are incorporated by reference to the following pages from the 1998 Annual Report to Shareholders, attached hereto as Exhibit 13.1:
                                                                           Page
               Report of Independent Auditors                                10
               Report of Consolidated Balance Sheets                         11
               Report of Consolidated Statements of Income                   12
               Report of Consolidated Statements of Shareholders' Equity 13 Report of Consolidated Statements of Cash Flows 14
               Report of Notes to Consolidated Financial Statements       15-30

               No financial statement schedules are required to be filed with this report.

3.   Exhibits

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

  4.1 Form of Subordinated Indenture relating to the Junior Subordinated Debentures (incorporated by reference to Exhibit 4.1 of the Form S-1 Registration Statement of the Company's and Success Capital Trust I ("Success Capital") (No. 333-51271 and No. 333-51271-01) filed with the Commission on April 28, 1998).

  4.2 Form of Junior Subordinated Debenture Certificate (included as an exhibit to Exhibit 4.1).

  4.3    Certificate of Trust of Success Capital (incorporated by reference to
         Exhibit 4.3 of the Form S-1 Registration Statement of the Company and Success Capital (No. 333-51271 and 333-51271-01) filed with the Commission on April 28, 1998).

  4.4 Form of Amended and Restated Trust Agreement of Success Capital (incorporated by reference to Exhibit 4.4 of the Form S-1 Registration Statement of the Company and Success Capital (No. 333-51271 and 333-51271-01) filed with the Commission on April 28,
         1998).



  4.5 Form of Trust Preferred Security Certificate of Success Capital (included as an exhibit to Exhibit 4.4).

  4.6 Form of Common Security Certificate of Success Capital (included as an exhibit to Exhibit 4.4).

  4.7 Form of Guarantee Agreement of the Company relating to the Trust Preferred Securities (incorporated by reference to Exhibit 4.7 of the Form S-1 Registration Statement of the Company and Success Capital (No. 333-51271 and 333-51271-01) filed with the Commission on April 28, 1998).

  4.8 Form of Rights Agreement, dated as of August 1, 1998, between the Company and Harris Trust and Savings Bank, which includes as Exhibit B thereto the Form of Right Certificate (incorporated by reference to Exhibit 1 of the Company's Form 8-A Registration Statement (File No. 001-14381) filed with the Commission on August 6, 1998)

  10.1 $10 Million Business Loan Agreement, dated January 13, 1997, between the Company and Cole Taylor Bank (incorporated by reference to Exhibit 10.1 of the Company's 1997 Annual Report on Form 10-K filed with the Commission on March 31, 1998).

(1)10.2  Success Bancshares, Inc. 1995 Employee Stock Option Plan
         (incorporated by reference to Exhibit 10.2 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).

(1)10.3 Employment Agreement between the Company and Saul D. Binder (incorporated by reference to Exhibit 10.3 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).

(1)(2)10.4 Success Bancshares, Inc. 1999 Stock Option Plan

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

  10.7 Lease with respect to Northbrook branch banking facility (December, 1994) (incorporated by reference to Exhibit 10.7 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).

  10.8 Lease with respect to Deerfield/Riverwoods branch banking facility (September, 1995) (incorporated by reference to Exhibit 10.8 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).

(1)10.9 Employment Agreement between the Bank and Christa N. Calabrese dated as of August 1, 1998, as amended (incorporated by reference to



         Exhibit 10.9 of the Company's Form 10-Q filed with the Commission on November 13, 1998).

(1)10.10 Employment Agreement between the Bank and Kurt C. Felde dated as of August 1, 1998, as amended (incorporated by reference to Exhibit
         10.10 of the Company's Form 10-Q filed with the Commission on November 13, 1998).

(1)10.11 Employment Agreement between the Bank and Ronald W. Tragasz dated as of August 1,1 998, as amended (incorporated by reference to Exhibit
         10.11 of the Company's Form 10-Q filed with the Commission on November 13, 1998).

(1)10.12 Employment Agreement between the Bank and Marlene Sachs dated as of August 1, 1998 (incorporated by reference to Exhibit 10.12 of the Company's Form 10-Q filed with the Commission on November 13, 1998).

(1)10.13 Stock Option Agreement dated as of September 23, 1998 between the Company and Christa N. Calabrese (incorporated by reference to
         Exhibit 10.13 of the Company's Form 10-Q filed with the Commission on November 13, 1998).

(1)10.14 Stock Option Agreement dated as of June 25, 1998 between the Company and Kurt C. Felde (incorporated by reference to Exhibit 10.14 of the Company's Form 10-Q filed with the Commission on November 13, 1998).

(1)10.15 Stock Option Agreement dated as of September 23, 1998 between the Company and Ronald W. Tragasz (incorporated by reference to Exhibit
         10.15 of the Company's Form 10-Q filed with the Commission on November 13, 1998).

(1)10.16 Stock Option Agreement dated as of September 23, 1998 between the Company and Marlene Sachs (incorporated by reference to Exhibit 10.16 of the Company's Form 10-Q filed with the Commission on November 13,
         1998).

(1)10.17 Stock Option Agreement dated as of August 26, 1998 between the Company and Sherwin Koopmans (incorporated by reference to Exhibit
         10.17 of the Company's Form 10-Q filed with the Commission on November 13, 1998).

(1)10.18 Stock Option Agreement dated as of August 26, 1998 between the Company and George M. Ohlhausen (incorporated by reference to Exhibit
         10.18 of the Company's Form 10-Q filed with the Commission on November 13, 1998).

(1)10.19 Stock Option Agreement dated as of August 26, 1998 between the Company and Charles G. Freund (incorporated by reference to Exhibit
         10.19 of the Company's Form 10-Q filed with the Commission on November 13, 1998).

(1)10.20 Stock Option Agreement dated as of August 26, 1998 between the Company and Norman D. Rich (incorporated by reference to Exhibit
         10.20 of the Company's Form 10-Q filed with the Commission on November 13, 1998).



(1) (2)10.21 Amendment No. 1 to Employment Agreement dated as of August 1, 1998 between the Bank and Marlene Sachs.

(1)10.22 Stock Option Agreement dated as of August 26, 1998 between the Company and Avrom H. Goldfeder (incorporated by reference to Exhibit
         10.22 of the Company's Form 10-Q filed with the Commission on November 13, 1998).

(1)10.23 Stock Option Agreement dated as of August 26, 1998 between the Company and Glen Wherfel (incorporated by reference to Exhibit 10.23 of the Company's Form 10-Q filed with the Commission on November 13,
         1998).

(1) (2)10.24 Employment Agreement dated as of December 16, 1998 between the Bank and Wilbur G. Meinen.

(1) (2)10.25 Stock Option Agreement dated as of December 16, 1998 between the Company and Kurt C. Felde.

(1) (2)10.26 Stock Option Agreement dated as of December 16, 1998 between the Company and Wilbur G. Meinen.

(1) (2)10.27 Stock Option Agreement dated as of January 27, 1999 between the Company and Wilbur G. Meinen.

(1) (2)10.28 Success Bancshares, Inc. 1998 Employee Stock Purchase Plan.

(1) (2)10.29 Amendment No. 1 to 1995 Stock Option Plan.

(1) (2)10.30 Restricted Stock Agreement dated as of December 16, 1998 between the Company and Wilbur G. Meinen.

(2)10.31 Lease with respect to Chicago downtown branch banking facility (May, 1998).

  13.1   1998 Annual Report to Shareholders.

  21.1   Subsidiaries of the Company (incorporated by reference to Exhibit
         21.1 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Securities and Exchange Commission on July 31, 1997).

(1)23.1  Consent of McGladrey & Pullen, LLP

(1)27.1  Financial Data Schedule


(1)  Management contract or compensatory plan or arrangement.

(2)  Filed herewith

(b)  Reports on Form 8-K

A report on Form 8-K dated December 7, 1998 was filed with the Securities and Exchange Commission on December 23, 1998. The report was filed to announce the Company's appointment of Wilbur G. Meinen as President and Chief Executive Officer of both the Company and the Bank. Mr. Meinen replaces Saul D. Binder, who died suddenly on July 12, 1998.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Success Bancshares, Inc.

By:  Wilbur G. Meinen    /s/ Wilbur G. Meinen               March 26, 1999
                         President /Chief Executive Officer (Dated)
Kurt C. Felde            /s/ Kurt C. Felde                  March 26, 1999
                         Senior Vice President /            (Dated)
                         Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Wilbur G. Meinen         /s/ Wilbur G. Meinen               March 26, 1999
                         Director                           (Dated)
Charles G. Freund        /s/ Charles G. Freund              March 26, 1999
                         Director                           (Dated)
Avrom H. Goldfeder       /s/ Avrom H. Goldfeder             March 26, 1999
                         Director                           (Dated)
Glen R. Wherfel          /s/ Glen R. Wherfel                March 26, 1999
                         Director                           (Dated)
Sherwin Koopmans         /s/ Sherwin Koopmans               March 26, 1999
                         Director                           (Dated)
George M. Ohlhausen      /s/ George M. Ohlhausen            March 26, 1999
                         Director                           (Dated)
Norman D. Rich           /s/ Norman D. Rich                 March 26, 1999
                         Director                           (Dated)



EXHIBIT INDEX

3.   Exhibits
   3.1 Second Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Securities and Exchange Commission the ("Commission") on July 31, 1997).

   3.1.1 Certificate of Designations of Series B Junior Participating Preferred Stock

   3.2 By-laws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).

   4.1 Form of Subordinated Indenture relating to the Junior Subordinated Debentures (incorporated by reference to Exhibit 4.1 of the Form S-1 Registration Statement of the Company's and Success Capital Trust I ("Success Capital") (No. 333-51271 and No. 333-51271-01) filed with the Commission on April 28, 1998).

   4.2 Form of Junior Subordinated Debenture Certificate (included as an exhibit to Exhibit 4.1).

   4.3    Certificate of Trust of Success Capital (incorporated by reference to
          Exhibit 4.3 of the Form S-1 Registration Statement of the Company and Success Capital (No. 333-51271 and 333-51271-01) filed with the Commission on April 28, 1998).

   4.4 Form of Amended and Restated Trust Agreement of Success Capital (incorporated by reference to Exhibit 4.4 of the Form S-1 Registration Statement of the Company and Success Capital (No. 333-51271 and 333-51271-01) filed with the Commission on April 28,
          1998).

   4.5 Form of Trust Preferred Security Certificate of Success Capital (included as an exhibit to Exhibit 4.4).

   4.6 Form of Common Security Certificate of Success Capital (included as an exhibit to Exhibit 4.4).

   4.7 Form of Guarantee Agreement of the Company relating to the Trust Preferred Securities (incorporated by reference to Exhibit 4.7 of the Form S-1 Registration Statement of the Company and Success Capital (No. 333-51271 and 333-51271-01) filed with the Commission on April 28, 1998).

   4.8 Form of Rights Agreement, dated as of August 1, 1998, between the Company and Harris Trust and Savings Bank, which includes as Exhibit B thereto the Form of Right Certificate (incorporated by reference to Exhibit 1 of the Company's Form 8-A Registration Statement (File No. 001-14381) filed with the Commission on August 6, 1998)

   10.1 $10 Million Business Loan Agreement, dated January 13, 1997, between the Company and Cole Taylor Bank (incorporated by reference to Exhibit 10.1 of the Company's 1997 Annual Report on Form 10-K filed with the Commission on March 31, 1998).




(1)10.2 Success Bancshares, Inc. 1995 Employee Stock Option Plan (incorporated by reference to Exhibit 10.2 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).

(1)10.3 Employment Agreement between the Company and Saul D. Binder (incorporated by reference to Exhibit 10.3 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).

(1)(2)10.4 Success Bancshares, Inc. 1999 Stock Option Plan

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

   10.7 Lease with respect to Northbrook branch banking facility (December, 1994) (incorporated by reference to Exhibit 10.7 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).

   10.8 Lease with respect to Deerfield/Riverwoods branch banking facility (September, 1995) (incorporated by reference to Exhibit 10.8 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).

(1)10.9 Employment Agreement between the Bank and Christa N. Calabrese dated as of August 1, 1998, as amended (incorporated by reference to Exhibit 10.9 of the Company's Form 10-Q filed with the Commission on November 13, 1998).

(1)10.10 Employment Agreement between the Bank and Kurt C. Felde dated as of August 1, 1998, as amended (incorporated by reference to Exhibit
          10.10 of the Company's Form 10-Q filed with the Commission on November 13, 1998).

(1)10.11 Employment Agreement between the Bank and Ronald W. Tragasz dated as of August 1,1 998, as amended (incorporated by reference to Exhibit
          10.11 of the Company's Form 10-Q filed with the Commission on November 13, 1998).

(1)10.12 Employment Agreement between the Bank and Marlene Sachs dated as of August 1, 1998 (incorporated by reference to Exhibit 10.12 of the Company's Form 10-Q filed with the Commission on November 13, 1998).

(1)10.13 Stock Option Agreement dated as of September 23, 1998 between the Company and Christa N. Calabrese (incorporated by reference to
          Exhibit 10.13 of the Company's Form 10-Q filed with the Commission on November 13, 1998).



(1)10.14 Stock Option Agreement dated as of June 25, 1998 between the Company and Kurt C. Felde (incorporated by reference to Exhibit 10.14 of the Company's Form 10-Q filed with the Commission on November 13, 1998).

(1)10.15 Stock Option Agreement dated as of September 23, 1998 between the Company and Ronald W. Tragasz (incorporated by reference to Exhibit
          10.15 of the Company's Form 10-Q filed with the Commission on November 13, 1998).

(1)10.16 Stock Option Agreement dated as of September 23, 1998 between the Company and Marlene Sachs (incorporated by reference to Exhibit 10.16 of the Company's Form 10-Q filed with the Commission on November 13,
          1998).

(1)10.17 Stock Option Agreement dated as of August 26, 1998 between the Company and Sherwin Koopmans (incorporated by reference to Exhibit
          10.17 of the Company's Form 10-Q filed with the Commission on November 13, 1998).

(1)10.18 Stock Option Agreement dated as of August 26, 1998 between the Company and George M. Ohlhausen (incorporated by reference to Exhibit
          10.18 of the Company's Form 10-Q filed with the Commission on November 13, 1998).

(1)10.19 Stock Option Agreement dated as of August 26, 1998 between the Company and Charles G. Freund (incorporated by reference to Exhibit
          10.19 of the Company's Form 10-Q filed with the Commission on November 13, 1998).

(1)10.20 Stock Option Agreement dated as of August 26, 1998 between the Company and Norman D. Rich (incorporated by reference to Exhibit
          10.20 of the Company's Form 10-Q filed with the Commission on November 13, 1998).

(1) (2)10.21 Amendment No. 1 to Employment Agreement dated as of August 1, 1998 between the Bank and Marlene Sachs.


(1)10.22 Stock Option Agreement dated as of August 26, 1998 between the Company and Avrom H. Goldfeder (incorporated by reference to Exhibit
          10.22 of the Company's Form 10-Q filed with the Commission on November 13, 1998).

(1)10.23 Stock Option Agreement dated as of August 26, 1998 between the Company and Glen Wherfel (incorporated by reference to Exhibit 10.23 of the Company's Form 10-Q filed with the Commission on November 13,
          1998).

(1) (2)10.24 Employment Agreement dated as of December 16, 1998 between the Bank and Wilbur G. Meinen.

(1) (2)10.25 Stock Option Agreement dated as of December 16, 1998 between the Company and Kurt C. Felde.

(1) (2)10.26 Stock Option Agreement dated as of December 16, 1998 between the Company and Wilbur G. Meinen.



(1) (2)10.27 Stock Option Agreement dated as of January 27, 1999 between the Company and Wilbur G. Meinen.


(1) (2)10.28 Success Bancshares, Inc. 1998 Employee Stock Purchase Plan.

(1) (2)10.29 Amendment No. 1 to 1995 Stock Option Plan.

(1) (2)10.30 Restricted Stock Agreement dated as of December 16, 1998 between the Company and Wilbur G. Meinen.

(2)10.31 Lease with respect to Chicago downtown branch banking facility (May, 1998).

   13.1   1998 Annual Report to Shareholders.

   21.1   Subsidiaries of the Company (incorporated by reference to Exhibit
          21.1 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Securities and Exchange Commission on July 31, 1997).

(1)23.1   Consent of McGladrey & Pullen, LLP

(1)27.1   Financial Data Schedule



Exhibit 23 - CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in this Annual Report (Form 10-K) of Success Bancshares, Inc. of our report dated February 12, 1999 included in the 1998 Annual Report to Shareholders of Success Bancshares, Inc. We also consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-42615) pertaining to the Success Bancshares, Inc. Employee Stock Ownership Plan, 1990, 1992 and 1993 Executive Officer Stock Option Agreements and the 1995 Employee Stock Option Plan of our report dated February 12, 1999, with respect to the consolidated financial statements incorporated herein by reference.

/s/  McGladrey & Pullen, LLP
Schaumburg, Illinois
March 25, 1999