Form 10-Q
period 1999-03-31
SUCCESS BANCSHARES INC
filed 1999-05-13
CIK 1009569

U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                   FORM 10-Q

X Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
     For the quarterly period ended March 31, 1999

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

                                (847) 279-9000
             (Registrant's telephone number, including area code)

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

Common stock: 2,902,497 shares $0.001 par value, outstanding as of May 5, 1999.



                               Table of Contents


Part I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

          Consolidated Balance Sheet                                          1

          Consolidated Statements of Income                                   2

          Consolidated Statements of Cash Flow                                3

          Footnotes to Unaudited Consolidated Financial Statements            4

     Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            5 - 11

     Item 3.   Quantitative and Qualitative Disclosures about
          Market Risk Not Applicable                                         12

Part II.  OTHER INFORMATION

     Item 6.   (a)  Exhibits                                            13 - 15

               (b)  Reports of Form 8-K
                    None

     Form 10-Q Signature Page                                                16



Success Bancshares, Inc. and Subsidiaries
Consolidated Balance Sheets
March 31, 1999 and December 31, 1998

                                               March 31,  December 31
                                                 1999         1998
                                              -----------  ----------
                                             (Unaudited)
ASSETS                              (In thousands, except share data)

Cash and cash equivalents                       $ 26,480    $ 38,824
Securities available-for-sale                     40,780      41,037
Real estate loans held-for-sale                    1,513       1,006
Loans, less allowance for loan losses
 of $3,977 at March 31, 1999,
 and $3,824 at December 31, 1998                 366,925     371,263
Premises and equipment, net                       11,729      11,362
Interest receivable                                3,016       2,699
Other real estate owned                              420         435
Other assets                                       4,042       3,852
                                               ---------   ---------
                                                $454,905    $470,478
                                               =========   =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Deposits
      Non-interest bearing deposits             $ 56,033    $ 53,557
      Interest bearing deposits                  323,211     345,178
                                               ---------   ---------
          Total deposits                         379,244     398,735
   Federal Home Loan Bank advances                15,430      15,491
   Federal funds purchased                         2,500          -
   Securities sold under repurchase agreements     5,885       5,136
   Demand notes payable to U.S. Government         1,009         886
   Interest payable and other liabilities          3,105       2,906
                                                --------     -------
         Total liabilities                       407,173     423,154

Company obligated mandatory redeemable preferred
  securities of subsidiary trust holding solely
  junior subordinated debentures                  15,000      15,000

Shareholders' equity
  Preferred stock, $0.001 par value, 1,000,000
    shares authorized, none issued                     0           0
  Common stock, $0.001 par value, 7,500,000
    shares authorized, 2,959,236
    and 2,959,236 shares issued and outstanding,
    at 1999 and December 31, 1998, respectively        3           3
   Additional paid-in capital                     24,528      24,528
   Retained earnings                               7,997       7,556
   Loan to Employee Stock Ownership Plan            (113)       (113)
   Unearned compensation                             (85)        (92)
   Accumulated other comprehensive income            402         442
                                                --------   ---------
        Total shareholders' equity                32,732      32,324
                                                --------    --------



                                                $454,905    $470,478
                                               =========    ========
See accompanying notes to Unaudited Consolidated Financial Statements

Success Bancshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

                                                  Three Months Ended
                                                       March 31,
                                                  1999        1998
Interest income                     (In thousands, except share data)
   Loans (including fee income)                   $7,621      $6,538
   Investment securities
     Taxable                                         391         616
     Exempt from federal income tax                  156         135
   Other interest income                              97         123
                                                  -------     ------
                                                   8,265       7,412
Interest expense
   Deposits                                        3,738       3,599
   Convertible subordinated debentures                 -           4
   Other borrowings                                  619         241
                                                  -------     -------
                                                   4,357       3,844
                                                  -------     -------
Net interest income                                3,908       3,568
Provision for loan losses                            150         196
                                                  -------     -------
Net interest income after provision for
  loan losses                                      3,758       3,372

Other operating income
   Service charges on deposit accounts               489         500
   Gain on sale of  loans                             95          17
   Credit card processing income (expense)            (7)         28
   Other noninterest income                          323          56
                                                  -------    --------
                                                     900         601
Other operating expenses
   Salaries and employee benefits                  2,184       1,853
   Occupancy and equipment expense                   815         537
   Data processing                                   190         191
   Other noninterest expenses                        845         834
                                                  -------     -------
                                                   4,034       3,415
                                                  -------     -------
Income before income taxes                           624         558

Income tax expense                                   183         173
                                                  -------     -------
Net income                                        $  441      $  385
                                                  =======     =======
   Basic earnings per share                        $0.15       $0.13
   Diluted earnings per share                      $0.15       $0.13

See accompanying notes to Unaudited Consolidated Financial Statements



Success Bancshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Three Months Ended March 31, 1999 and 1998
(Unaudited)


                                                 1999         1998
                                                      (In thousands)

Net cash provided by operating activities           $678        $694

Cash flows from investing activities:
  Proceeds from maturities of available-for-sale
    securities                                     2,194       2,568
  Purchase of available-for-sale securities       (1,982)     (7,461)
  Proceeds from maturities of held-to-maturity
    securities                                        -        1,117
  Net decrease (increase) in loans                 3,681     (15,455)
  Premises and equipment expenditures               (733)       (347)
  Purchase of subsidiary bank common stock            -           (1)
                                                --------    --------
Net cash provided by (used in)
  investing activities                             3,158     (19,579)
                                                --------    --------
Cash flows from financing activities:
  Increase (decrease) in non-interest
    bearing deposits                               2,476       1,306
  Increase (decrease) in interest
    bearing deposits                             (21,967)     19,344
  Increase in demand notes payable to U.S.
    Government                                       123         108
  Increase in securities sold under
    agreements to repurchase                         749       2,113
  Increase in federal funds purchased              2,500          -
  Net decrease in  Federal Home
    Loan Bank advances                               (61)        (57)
  Issuance of common stock                            -           26
  Repayments of loan to ESOP                          -          (20)
                                                 --------    -------
Net cash provided by (used in)
  financing activities                           (16,180)     20,820
                                                 --------    -------

Net increase in cash and cash equivalents        (12,344)      3,935
Cash and cash equivalents at beginning of period  38,824      23,901
                                                 --------   --------
Cash and cash equivalents at end of period       $26,480     $27,836
                                                 =======     =======
See accompanying notes to the Unaudited Consolidated Financial Statements.



NOTE 1:   Basis of Presentation

The financial information of Success Bancshares, Inc. and subsidiaries (the Company) included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The interim financial statements should be read in conjunction with the Company's Annual Report and Form 10-K for the period ending December 31, 1998. The results of the interim period ended March 31, 1999 are not necessarily indicative of the results expected for the year ended December 31, 1999.


NOTE 2:   Recent Accounting Developments

In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" which is effective for the first fiscal quarter after December 15, 1998. This statement amends SFAS No. 65 "Accounting for Certain Mortgage Banking Activities." This statement revises the accounting for retained securities and beneficial interests. The adoption of SFAS No. 134 does not presently impact the Company's consolidated financial condition or results of operations.

NOTE 3:   Earnings Per Share

Basic earnings per share are computed by dividing net income, after deducting any dividends on preferred stock, by the weighted average number of common shares outstanding. Diluted earnings per share assumes the exercise of any dilutive instruments, including stock options and convertible subordinated debt.

The table following summarizes the computation of earnings per share for the periods indicated:

                                     For the Three Months Ended March 31,
                                        1999                    1998
                          Income   Share   Per-Share   Income  Share Per-Share
                       Numerator Denominator Amt    Numerator Denominator Amt
------------------------------------------------------------------------------
                                     (In thousands, except per share amounts)
Net income                     $441                    $385
Less:  Preferred stock
  dividends                      -                       -
                             ------                   -----
Basic EPS
Income available to common
  stockholders                 441   2,959   $0.15      385  2,919   $0.13
Effect of Dilutive Securities
Options                          -      67               -      94
Convertible subordinated debt    -      -                 2     23
                             ------ ------           ------ ------
Diluted EPS
Income available to common
  stockholders + assumed
  conversions                  $441 $3,026   $0.15     $387 $3,036   $0.13
                             ====== ======  ======   ====== ======  ======




NOTE 4:  Comprehensive Income

For the three months ended March 31, 1999 accumulated other comprehensive income decreased $40,000. For the comparable period in 1998, accumulated other comprehensive income increased $75,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The Company's principal business is conducted by its majority owned subsidiary, Success National Bank (the "Bank") and consists of full service community banking. The Bank is headquartered in Lincolnshire, Illinois located approximately 35 miles north of downtown Chicago, and, in addition to its headquarters, has eleven branch offices. These banking facilities are located in Deerfield (2), Libertyville (2), Lincolnwood (2), Chicago (2) (Lincoln Park and downtown), Arlington Heights, Skokie and Northbrook.

The profitability of the Company's operations depends primarily on its net interest income, provision for loan losses, other operating income, and other operating expenses. Net interest income is the difference between the income the Company receives on its loan and investment portfolios and its cost of funds, which consists of interest paid on deposits and borrowings. The provision for loan losses reflects the cost of credit risk in the Company's loan portfolio. Other operating income consists of service charges on deposit accounts, securities gains, gains on sale of loans, net credit card processing income and fees and commissions. Other operating expenses include salaries and employee benefits as well as occupancy and equipment expenses and other non-interest expenses.

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

Operating Results

For the three months ended March 31, 1999, net income was $441,000 or $0.15 per share on a diluted basis, an increase of 14.5% from the net income of $385,000 or $0.13 per diluted share for the same period in 1998.

Net Interest Income

The major source of earnings for the Company is net interest income. The related net interest margin represents the net interest income as a percentage of average interest earning assets during the period. The following table sets forth information relating to the Company's consolidated average balance sheets and reflects the average yield on assets and cost of liabilities for the



periods ended March 31, 1999 and 1998. The yields and costs include adjustments for accretion and amortization of deferred fees and costs.

                                        Three Months Ended March 31,
                                          1999                  1998
                                Average        Average Average         Average
Assets                          Balance Interest  Rate Balance Interest   Rate
------------------------------------------------------------------------------
                                               (Dollars in thousands)

Loans (1)(2)                    $372,463 $7,621   8.18%$296,345$6,541    8.83%
Taxable investment securities 27,351 391 5.72 41,989 616 5.87 Investment securities exempt from
  Federal income tax (1)          13,403    238   7.10  10,971    182     6.64
Interest bearing deposits with
  financial institutions           2,748     30   4.37   4,640     62     5.34
Other interest earning assets      5,523     66   4.78   4,309     61     5.66
                                ---------------  ------ ------ ------   ------
Total interest earning assets   $421,488 $8,346   7.92 $358,254$7.462     8.33
Non-interest earning assets       40,072                30,455
                                  ------                ------
Total Assets                    $461,560               $388,709
                                 =======               =======
Liabilities & Shareholders' Equity

Deposits:
 NOW & money market accounts    $161,513 $1,775   4.40%$115,871$1,116     3.85%
 Savings deposits                 22,897    131   2.29  20,113    161     3.20
 Time deposits                   149,065  1,832   4.92 159,032  2,322     5.84
Other borrowings                  37,908    619   6.53  17,912    245     5.47
                                  ------ ------  ------ ------ ------    ------
Total interest bearing
  liabilities                    371,383  4,357   4.69 312,928  3,844     4.91
Demand deposits - non-interest
  bearing                         54,006                42,962
Other non-interest bearing
  liabilities                      3,346                 2,004
Minority interest in subsidiary
  bank                                -                    580
Shareholders' equity              32,825                30,235
                                  ------                ------
Total liabilities & shareholders'
  equity                        $461,560               $388,709
                                 =======               =======
Net Interest Income                      $3,989                $3,618
                                        =======               =======
Net Yield on Interest Earning Assets              3.79%                   4.04%
                                                 ======                  ======
(1) Tax exempt income as reflected on a fully tax equivalent basis utilizing a 34% rate for all years presented.
(2)  Non-accrual loans are included in average loans.

The decline in annualized net interest margin for the three months ended  March
31, 1999 compared with the same period of 1998, is primarily attributable to  a decline in the  rate earned on  loans as market  pressures continue to  require that the Bank  be more  competitive in commercial  loan, home  equity loan  and
residential loan pricing.   The situation was  further impacted by  promotional



deposit programs intended to fund the growth experienced by the Company during the past three years. Net interest margin for all of 1998 was 3.95%. To the extent the Company continues to grow utilizing promotional products, the net interest margin could experience further compression.

The following table represents a reconciliation of fully tax equivalent net interest income.

                                                       (In thousands)
Fully tax equivalent net interest income for the
three months ended March 31, 1998                             $3,618
Change due to average earning assets fluctuations                726
Change due to interest rate fluctuations                        (355)
                                                              ------
Fully tax equivalent net interest income for the
three months ended March 31, 1999                             $3,989
                                                              ======
Other Operating Income

Other operating income was $900,000 for the quarter ended March 31, 1999 as compared to $601,000 for the comparable quarter in 1998. During the current quarter the Company received a lawsuit settlement of $70,000 and settled monthly billing claims and conversion related charges with its service provider and reduced previously accrued expenses by $94,000. In addition, gain on sale of loans was $95,000 for the quarter ended March 31, 1999 versus $17,000 for the comparable quarter in 1998.

Other Operating Expenses

Other operating expenses were $4.0 million for the three months ended March 31, 1999 compared with $3.4 million for the first quarter of 1998. The higher level of expenses reflects the expenditures made to support the Company's branch expansion. Salaries and benefits expense increased $331,000, or 17.9% to $2.2 million for the current quarter as compared to $1.9 million for the same period in 1998. Occupancy expenses increased $278,000 or 51.8%, to $815,000 for the quarter ended March 31, 1999 versus the comparable period in 1998. The increases in both of these areas are largely the result of the opening and staffing of three new branch offices between April 1, 1998 and March 31, 1999. At March 31, 1999 the Company had 198 full-time equivalent employees, an increase of 17 over the number reported at March 31, 1998.


Financial Condition

Loans

The loan portfolio is the largest category of the Company's interest earning assets. At March 31, 1999 total loans were $370.9 million, a decrease of $4.2 million, or 1.1% from the $375.1 million at December 31, 1998. The decrease resulted primarily from continued competitive rate pressures in the commercial and home equity loan areas.

The following table sets forth the composition of the loan portfolio:


                                       March 31, 1999  December 31, 1998
                                       Percent of          Percent of



                               Amount  Portfolio    Amount Portfolio
                              --------- --------- ---------  --------
                                        (Dollars in thousands)
Commercial                      $99,342     26.77% $102,592    27.34%
Real estate - construction       13,703      3.69    15,517     4.14
Real estate - mortgage          173,619     46.79   168,833    45.00
Home equity                      74,959     20.20    78,384    20.89
Installment                       8,987      2.42     9,471     2.52
Credit cards                        418       .11       418      .11
                                -------    ------- --------  -------
Total gross loans               371,028    100.00%  375,215   100.00%
                                           =======           ========
Net deferred loan fees              112                 135
Unaccreted discount resulting
  from loss on transfer of loans
  held-for-sale to portfolio      (238)               (263)
                                -------            --------
Loans net of unearned discount
  and net deferred loan fees    370,902             375,087
Allowance for loan losses       (3,977)             (3,824)
                               --------             -------
Net loans                      $366,925            $371,263
                                =======             =======
Non-Performing Loans

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


                                                 March 31,    December 31,
                                                    1999          1998
                                                 (Dollars in thousands)
Non-accrual                                          $2,315     $  268
90 days or more past due, still accruing              1,230         81
Restructured                                             -          -
                                                     ------    -------
Total non-performing loans                            3,545        349
Other real estate owned                                 420        435
                                                     ------    -------
                                                     $3,965     $  784
                                                     ======     ======
Non-performing loans to total loans,
  net of unearned discount and net deferred loan fees  0.96%     0.09%




Non-performing loans to allowance for loan losses    98.14%      9.13%

The increase in non-performing loans of $3.2 million from December 31, 1998 to March 31, 1999 is primarily the result of the deterioration of loans totaling $2.3 million to one customer and related interests. Management is currently analyzing options including a foreclosure action and ultimate sale of the underlying collateral. Since one of the affected loans involves a forgery, a claim has been initiated with the Bank's bond carrier. In addition, a loan to another customer in the amount of $684,000 has been classified as 90 days or more past due and still accruing at March 31, 1999 since the loan maturity date was not extended. Management is in the process of renewing the loan.

Potential Problem Loans

In addition to those loans disclosed under "Non-performing Loans," there are certain loans in the portfolio which management has identified through its problem loan identification system which exhibit a higher than normal credit risk. However, these loans do not represent non-performing loans to the
Company. Management's review of the total loan portfolio to identify loans where there is concern that the borrower will not be able to continue to satisfy present loan repayment terms includes factors such as review of individual loans, recent loss experience and current economic conditions. Loans in this category include those with characteristics such as those that have recent adverse operating cash flow or balance sheet trends, or have general risk characteristics that the loan officer believes might jeopardize the future timely collection of principal and interest payments. The principal amount of loans in this category as of March 31, 1999 and December 31, 1998 were approximately $769,000 and $812,000, respectively. At March 31, 1999, there were no significant loans which were classified by any bank regulatory agency that are not included above as non-performing or as a potential problem loan.

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

The following table summarizes transactions in the allowance for loan losses for the periods indicated:

                                                   Three Months Ended
                                                         March 31,
                                                      1999       1998
                                                    (Dollars in thousands)
Allowance at beginning of period                    $3,824     $2,079



Provision for loan losses                              150        196
Recoveries on loans previously charged off               3          5
Loans charged-off                                        -        (17)
                                                      -----     ------
Balance at end of year                                3,977      2,263
                                                     ======     ======
Allowance as a % of total loans, net of
  unearned discount and net deferred loan fees       1.07%       0.74%

Ratio of net charge-offs to average loans
  outstanding (annualized)                           0.00%       0.02%

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

Deposits

The following table sets forth deposits at the periods indicated:

                                    March 31,   Percent  December 31,Percent
                                      1999   or Deposits    1997  of Deposits
                                             (Dollars in thousands)
NOW and money market accounts        $165,790      43.72% $166,421    41.74%
Savings deposits                       22,450       5.92    22,686     5.69
Time deposits                         134,971      35.59   156,071    39.14
Demand deposits                        56,033      14.77    53,557    13.43
                                     --------    --------  -------  -------
Total                                $379,244     100.00% $398,735   100.00%
                                      =======    ========  =======   =======
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's growth and financial condition. The regulations require the Company and the Bank to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting principles. The capital classifications are also subject to qualitative judgments by the regulators about risk weightings and other factors.

Quantitative measures  established by  Federal  regulations to  ensure  capital adequacy require the Company and the Bank to maintain minimum ratios (set forth in the table below) of Tier I capital (as defined in the regulations) to  total
average assets (as  defined in the  regulations).   As of March  31, 1999,  the



Company's actual total capital to risk-weighted assets ratio was 15.66%. As of March 31, 1999, the ratio of the Bank's total capital to risk-weighted assets was 11.42% indicating that the Bank is considered "well capitalized."

The required ratios and the Company's and Bank's actual ratios at March 31, 1999, are presented below:

The required ratios and the Company's and Bank's actual ratios at March 31, 1998, are presented below:


                                                        To Be Well Capitalized
                                        For Capital    Under Prompt Corrective
                         Actual        Adequacy Purposes      Action Provisions
                         Actual Ratio     Actual Ratio    Actual    Ratio
                                        (Dollars in thousands)
As of March 31, 1999
Total Capital (to Risk
  Weighted Assets):
Consolidated             $51,307  15.66%  $26,214  8.0%   Not Applicable
Bank                      37,160  11.42    26,033 8.0    $32,542    10.0%
Tier 1 Capital (to Risk
  Weighted Assets):
Consolidated              43,107   13.16   13,107 4.0     Not Applicable
Bank                      33,183   10.20   13,107 4.0     19,525      6.0
Tier 1 Capital (To
  Total Average Assets):
Consolidated              43,107    9.34   18,462 4.0     Not Applicable
Bank                     $33,183   7.22%  $18,386  4.0%  $22,983    5.0%

Operating Investing and Financing Activities

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

The Bank's core deposits, the most stable source of liquidity for community banks due to the nature of long-term relationships generally established with depositors and the security of deposit insurance provided by the FDIC, are available to provide long-term liquidity. At March 31, 1999 and December 31, 1998, 41.33% and 38.96%, respectively, of the Company's total assets were funded by demand deposits.

Liquid assets refer to money market assets such as cash and due from banks, Federal funds sold and interest bearing time deposits with financial institutions, as well as securities available for sale and securities held-to-maturity with a remaining maturity less than one year. Net liquid assets represent the sum of the liquid asset categories less the amount of assets pledged to secure public funds. As of March 31, 1999 and December 31, 1998, net liquid assets totaled approximately $38.5 million and $52.7 million, respectively.




The Company's cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities consists primarily of earnings. Net cash provided by investing activities, consisting primarily of loan and investment funding, was $3.2 million at March 31, 1999 as compared to cash used of $19.6 million for the same period in 1998. The decreased usage is primarily attributed to a decline in loan volume in the current quarter. Net cash used in financing activities, consisting primarily of deposit activities, was $16.2 million at March 31, 1999 as compared to cash provided of $20.8 million at March 31, 1998. The decrease in cash provided is primarily the result of a decline in deposit balances during the current quarter.

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

A committee, comprised of representatives from all major operating areas, was created to assess whether or not the Company's internal and external systems, particularly those that are mission-critical, are year 2000 compliant. The committee has developed and adopted an action plan that addresses the Company's year 2000 renovation, testing, contingency planning and management review process. In addition the Company has developed a due diligence process to monitor and evaluate the efforts of external third party suppliers to achieve year 2000 readiness. The committee has developed and implemented a written testing plan for both internal and external mission-critical systems and finalized substantially all testing of internal mission-critical systems by December 31, 1998. A business resumption contingency plan that defines scenarios for mission-critical systems failing to achieve year 2000 readiness and evaluates the Company's options has been completed and will be updated as necessary.

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

As of March 31, 1999, year 2000 compliance costs incurred are estimated to be $90,000 to $110.000. It is estimated that the Company will spend $125,000 to $150,000 in total. However, this is a complex issue and no assurances can be given that compliance will be achieved without any unplanned outlays that would affect future financial results.


Forward Looking Statements
Statements made  about the  Company's  future economic  performance,  strategic plans or objectives, revenues or earnings projections, or other financial items and similar  statements  are not  guarantees  of future  performance,  but  are forward looking statements.  By their  nature, these statements are subject  to numerous uncertainties that  could cause  actual results  to differ  materially



from those in the statements. Important factors that might cause the Company's actual results to differ materially include, but are not limited to, the following:
 .     Federal and state legislative and regulatory developments;
 .     The impact of continued loan and deposit promotions on the Company's  net interest margin;
 .     The impact of opening, staffing and operating new branch facilities;
 . loan losses;
 .     Changes in  management's estimate of  the adequacy of  the allowance  for loan losses;
 .     Changes in the level and direction of loan delinquencies and write-offs;
 .     Interest rate  movements and their  impact on customer  behavior and  the
  Company's net interest margin;
 .     The impact of repricing and competitors' pricing initiatives on loan and deposit products;
 .     The Company's ability to  adapt successfully to technological changes  to meet customers' needs and developments in the marketplace;
 .     The Company's ability to access cost effective funding;
 .     Changes in financial markets and general economic conditions; and
 .     The Company's ability to  achieve year 2000 compliance without  incurring material unplanned expenditures.



ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

In order to evaluate its asset/liability sensitivity, management employs a measurement tool which determines exposure to changes in interest rates by measuring the percentage change in net interest income due to changes in rates over a one-year time horizon. Management measures such percentage change assuming an instantaneous permanent parallel shift in the yield curve of 100 and 200 basis points, both upward and downward. The model uses an option-based pricing approach to estimate the sensitivity of mortgage loans. The most significant embedded option in these types of assets is the prepayment option of the borrowers. The model uses various prepayment assumptions depending upon the type of mortgage instrument (residential mortgages, commercial mortgages, mortgage-backed securities, etc.). Prepayment rates for mortgage instruments ranged form 5 to 45 CPR (Constant Prepayment Rate) as of March 31, 1999 and December 31, 1998. For administered rate core deposits (e.g. NOW and savings accounts), the model utilizes interest rate floors equal to 100 basis points below their current levels.

Utilizing this measurement concept, the interest rate risk of the Company, expressed as a percentage change in net interest income over a one-year time horizon due to changes in interest rates, at March 31, 1999 and December 31, 1998, was as follows:

                                                      Basis Point Change
                                                   +200   +100   -100      -200
At March 31, 1999                                (6.5%) (2.6%)   5.0%      5.6%
At December 31, 1998                             (9.5%) (4.8%)   3.9%      5.6%

The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk. Although such activities may be permitted with the approval of the Board of Directors of the Bank, the Company does not intend to engage in such activities in the immediate future.

Interest rate risk is the most significant market risk affecting the Company. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.



PART II:  OTHER INFORMATION


Item 6:   Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number         Exhibit Title
     3.1 Second Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Securities and Exchange Commission the ("Commission") on July 31, 1997).
     3.1.1 Certificates of Designations of Series B Junior Participating Preferred Stock
     3.2 By-laws of the Company (incorporated by reference to Exhibit 3.2 of The Company's Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).
(2)  3.2.1 Amendment No. 1 to By-laws
     4.1 Form of Subordinated Indenture relating to the Junior Subordinated Debentures (incorporated by reference to Exhibit 4.1 of the Form S-1 Registration Statement of the Company and Success Capital Trust I ("Success Capital") (No. 333-51271 and No. 333-51271-01) filed with the Commission on April 28, 1998).
     4.2 Form of Junior Subordinated Debenture Certificate (included as an exhibit to Exhibit 4.1).
     4.3  Certificate of Trust of Success Capital (incorporated by reference to
          Exhibit 4.3 of the Form S-1 Registration Statement of the Company and Success Capital (No. 333-51271 and 333-51271-01) filed with the Commission on April 28, 1998).
     4.4 Form of Amended and Restated Trust Agreement of Success Capital (incorporated by reference to Exhibit 4.4 of the Form S-1 Registration Statement of the Company and Success Capital (No. 333-51271 and 333-51271-01) filed with the Commission on April 28,
          1998).
     4.5 Form of Trust Preferred Security Certificate of Success Capital (included as an exhibit to Exhibit 4.4).
     4.6 Form of Common Security Certificate of Success Capital (included as an exhibit to Exhibit 4.4).
     4.7 Form of Guarantee Agreement of the Company relating to the Trust Preferred Securities (incorporated by reference to Exhibit 4.7 of the Form S-1 Registration Statement of the Company and Success Capital (No. 333-51271 and 333-51271-01) filed with the Commission on April 28, 1998).
     4.8 Form of Rights Agreement, dated as of August 1, 1998, between the Company and Harris Trust and Savings Bank, which includes as Exhibit B thereto the Form of Right Certificate (incorporated by reference to Exhibit 1 of the Company's Form 8-A Registration Statement (File No. 001-14381) filed with the Commission on August 6, 1998).
     10.1 $10 Million Business Loan Agreement, dated January 13, 1997, between the Company and Cole Taylor Bank (incorporated by reference to Exhibit 10.1 of the Company's 1997 Annual Report on Form 10-K filed with the Commission on March 31, 1998).
     10.2 Success Bancshares, Inc. 1995 Employee Stock Option Plan (incorporated by reference to Exhibit 10.2 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).



     10.3 Employment Agreement between the Company and Saul D. Binder (incorporated by reference to Exhibit 10.3 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997)
     10.4 Success Bancshares, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).
     10.5 Lease with respect to Lincolnwood branch banking facility (October, 1991) (incorporated by reference to Exhibit 10.5 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Securities and Exchange Commission on July 31, 1997).
     10.6 Lease with respect to Lincoln Park branch banking facility (April, 1993) (incorporated by reference to Exhibit 10.6 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).
     10.7 Lease with respect to Northbrook branch banking facility (December, 1994) (incorporated by reference to Exhibit 10.7 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).
     10.8 Lease with respect to Deerfield/Riverwoods branch banking facility (September, 1995) (incorporated by reference to Exhibit 10.8 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).
     10.9 Employment Agreement between the Bank and Christa N. Calabrese dated as of August 1, 1998, as amended (incorporated by reference to Exhibit 10.9 of the Company's Form 10-Q filed with the Commission on November 13, 1998).
     10.10 Employment Agreement between the Bank and Kurt C. Felde dated as of August 1, 1998, as amended (incorporated by reference to Exhibit
          10.10 of the Company's Form 10-Q filed with the Commission on November 13, 1998).
     10.11 Employment Agreement between the Bank and Ronald W. Tragasz dated as of August 1,1 998, as amended (incorporated by reference to Exhibit
          10.11 of the Company's Form 10-Q filed with the Commission on November 13, 1998).
     10.12 Employment Agreement between the Bank and Marlene Sachs dated as of August 1, 1998 (incorporated by reference to Exhibit 10.12 of the Company's Form 10-Q filed with the Commission on November 13, 1998).
     10.13 Stock Option Agreement dated as of September 23, 1998 between the Company and Christa N. Calabrese (incorporated by reference to
          Exhibit 10.13 of the Company's Form 10-Q filed with the Commission on November 13, 1998).
     10.14 Stock Option Agreement dated as of June 25, 1998 between the Company and Kurt C. Felde (incorporated by reference to Exhibit 10.14 of the Company's Form 10-Q filed with the Commission on November 13, 1998).
     10.15 Stock Option Agreement dated as of September 23, 1998 between the Company and Ronald W. Tragasz (incorporated by reference to Exhibit
          10.15 of the Company's Form 10-Q filed with the Commission on November 13, 1998).
     10.16 Stock Option Agreement dated as of September 23, 1998 between the Company and Marlene Sachs (incorporated by reference to Exhibit 10.16 of the Company's Form 10-Q filed with the Commission on November 13,
          1998).
     10.17 Stock Option Agreement dated as of August 26, 1998 between the Company and Sherwin Koopmans (incorporated by reference to Exhibit
          10.17 of the Company's Form 10-Q filed with the Commission on November 13, 1998).



     10.18 Stock Option Agreement dated as of August 26, 1998 between the Company and George M. Ohlhausen (incorporated by reference to Exhibit
          10.18 of the Company's Form 10-Q filed with the Commission on November 13, 1998).
     10.19 Stock Option Agreement dated as of August 26, 1998 between the Company and Charles G. Freund (incorporated by reference to Exhibit
          10.19 of the Company's Form 10-Q filed with the Commission on November 13, 1998).
     10.20 Stock Option Agreement dated as of August 26, 1998 between the Company and Norman D. Rich (incorporated by reference to Exhibit
          10.20 of the Company's Form 10-Q filed with the Commission on November 13, 1998).
     10.21 Amendment No. 1 to Employment Agreement dated as of August 1, 1998 between the Bank and Marlene Sachs (incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).
     10.22 Stock Option Agreement dated as of August 26, 1998 between the Company and Avrom H. Goldfeder (incorporated by reference to Exhibit
          10.22 of the Company's Form 10-Q filed with the Commission on November 13, 1998).
     10.23 Stock Option Agreement dated as of August 26, 1998 between the Company and Glen Wherfel (incorporated by reference to Exhibit 10.23 of the Company's Form 10-Q filed with the Commission on November 13,
          1998).
     10.24 Employment Agreement dated as of December 16, 1998 between the Bank and Wilbur G. Meinen (incorporated by reference to Exhibit 10.24 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).
     10.25 Stock Option Agreement dated as of December 16, 1998 between the Company and Kurt C. Felde (incorporated by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).
     10.26 Stock Option Agreement dated as of December 16, 1998 between the Company and Wilbur G. Meinen (incorporated by reference to Exhibit
          10.26 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).
     10.27 Stock Option Agreement dated as of January 27, 1999 between the Company and Wilbur G. Meinen (incorporated by reference to Exhibit
          10.27 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).
     10.28 Success Bancshares, Inc. 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.28 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).
     10.29 Amendment No. 1 to 1995 Stock Option Plan (incorporated by reference to Exhibit 10.29 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).
     10.30 Restricted Stock Agreement dated as of December 16, 1998 between the Company and Wilbur G. Meinen (incorporated by reference to Exhibit
          10.30 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).
     10.31 Lease with respect to Chicago downtown branch banking facility (May, 1998) (incorporated by reference to Exhibit 10.31 of the Company's Annual Report on Form 10-K filed with the Commission on March 30,
          1999).
(2) 10.32 Amendment No. 2 to Employment Agreement dated as of December 16, 1998 between the Bank and Christa N. Calabrese.



(2)  27.1 Financial Data Schedule


(b)  Reports on Form 8K

     None



Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   Success Bancshares, Inc.
                                   (Registrant)



     May 11, 1999                  /s/
-----------------------            ----------------------------
Date                               Wilbur G. Meinen
                                   President & Chief Executive Officer



     May 11, 1999                  /s/
-------------------------          --------------------------------
Date                               Kurt C. Felde
                                   Executive Vice President
                                   & Chief Financial Officer



EXHIBIT INDEX
 Exhibit
Number    Exhibit Title

     3.1 Second Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Securities and Exchange Commission the ("Commission") on July 31, 1997).
     3.1.1 Certificates of Designations of Series B Junior Participating Preferred Stock
     3.2 By-laws of the Company (incorporated by reference to Exhibit 3.2 of The Company's Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).
(2)  3.2.1 Amendment No. 1 to By-laws
     4.1 Form of Subordinated Indenture relating to the Junior Subordinated Debentures (incorporated by reference to Exhibit 4.1 of the Form S-1 Registration Statement of the Company and Success Capital Trust I ("Success Capital") (No. 333-51271 and No. 333-51271-01) filed with the Commission on April 28, 1998).
     4.2 Form of Junior Subordinated Debenture Certificate (included as an exhibit to Exhibit 4.1).
     4.3  Certificate of Trust of Success Capital (incorporated by reference to
          Exhibit 4.3 of the Form S-1 Registration Statement of the Company and Success Capital (No. 333-51271 and 333-51271-01) filed with the Commission on April 28, 1998).
     4.4 Form of Amended and Restated Trust Agreement of Success Capital (incorporated by reference to Exhibit 4.4 of the Form S-1 Registration Statement of the Company and Success Capital (No. 333-51271 and 333-51271-01) filed with the Commission on April 28,
          1998).
     4.5 Form of Trust Preferred Security Certificate of Success Capital (included as an exhibit to Exhibit 4.4).
     4.6 Form of Common Security Certificate of Success Capital (included as an exhibit to Exhibit 4.4).
     4.7 Form of Guarantee Agreement of the Company relating to the Trust Preferred Securities (incorporated by reference to Exhibit 4.7 of the Form S-1 Registration Statement of the Company and Success Capital (No. 333-51271 and 333-51271-01) filed with the Commission on April 28, 1998).
     4.8 Form of Rights Agreement, dated as of August 1, 1998, between the Company and Harris Trust and Savings Bank, which includes as Exhibit B thereto the Form of Right Certificate (incorporated by reference to Exhibit 1 of the Company's Form 8-A Registration Statement (File No. 001-14381) filed with the Commission on August 6, 1998).
     10.1 $10 Million Business Loan Agreement, dated January 13, 1997, between the Company and Cole Taylor Bank (incorporated by reference to Exhibit 10.1 of the Company's 1997 Annual Report on Form 10-K filed with the Commission on March 31, 1998).
     10.2 Success Bancshares, Inc. 1995 Employee Stock Option Plan (incorporated by reference to Exhibit 10.2 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).
     10.3 Employment Agreement between the Company and Saul D. Binder (incorporated by reference to Exhibit 10.3 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997)



     10.4 Success Bancshares, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).
     10.5 Lease with respect to Lincolnwood branch banking facility (October, 1991) (incorporated by reference to Exhibit 10.5 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Securities and Exchange Commission on July 31, 1997).
     10.6 Lease with respect to Lincoln Park branch banking facility (April, 1993) (incorporated by reference to Exhibit 10.6 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).
     10.7 Lease with respect to Northbrook branch banking facility (December, 1994) (incorporated by reference to Exhibit 10.7 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).
     10.8 Lease with respect to Deerfield/Riverwoods branch banking facility (September, 1995) (incorporated by reference to Exhibit 10.8 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).
     10.9 Employment Agreement between the Bank and Christa N. Calabrese dated as of August 1, 1998, as amended (incorporated by reference to Exhibit 10.9 of the Company's Form 10-Q filed with the Commission on November 13, 1998).
     10.10 Employment Agreement between the Bank and Kurt C. Felde dated as of August 1, 1998, as amended (incorporated by reference to Exhibit
          10.10 of the Company's Form 10-Q filed with the Commission on November 13, 1998).
     10.11 Employment Agreement between the Bank and Ronald W. Tragasz dated as of August 1,1 998, as amended (incorporated by reference to Exhibit
          10.11 of the Company's Form 10-Q filed with the Commission on November 13, 1998).
     10.12 Employment Agreement between the Bank and Marlene Sachs dated as of August 1, 1998 (incorporated by reference to Exhibit 10.12 of the Company's Form 10-Q filed with the Commission on November 13, 1998).
     10.13 Stock Option Agreement dated as of September 23, 1998 between the Company and Christa N. Calabrese (incorporated by reference to
          Exhibit 10.13 of the Company's Form 10-Q filed with the Commission on November 13, 1998).
     10.14 Stock Option Agreement dated as of June 25, 1998 between the Company and Kurt C. Felde (incorporated by reference to Exhibit 10.14 of the Company's Form 10-Q filed with the Commission on November 13, 1998).
     10.15 Stock Option Agreement dated as of September 23, 1998 between the Company and Ronald W. Tragasz (incorporated by reference to Exhibit
          10.15 of the Company's Form 10-Q filed with the Commission on November 13, 1998).
     10.16 Stock Option Agreement dated as of September 23, 1998 between the Company and Marlene Sachs (incorporated by reference to Exhibit 10.16 of the Company's Form 10-Q filed with the Commission on November 13,
          1998).
     10.17 Stock Option Agreement dated as of August 26, 1998 between the Company and Sherwin Koopmans (incorporated by reference to Exhibit
          10.17 of the Company's Form 10-Q filed with the Commission on November 13, 1998).
     10.18 Stock Option Agreement dated as of August 26, 1998 between the Company and George M. Ohlhausen (incorporated by reference to Exhibit
          10.18 of the Company's Form 10-Q filed with the Commission on November 13, 1998).



     10.19 Stock Option Agreement dated as of August 26, 1998 between the Company and Charles G. Freund (incorporated by reference to Exhibit
          10.19 of the Company's Form 10-Q filed with the Commission on November 13, 1998).
     10.20 Stock Option Agreement dated as of August 26, 1998 between the Company and Norman D. Rich (incorporated by reference to Exhibit
          10.20 of the Company's Form 10-Q filed with the Commission on November 13, 1998).
     10.21 Amendment No. 1 to Employment Agreement dated as of August 1, 1998 between the Bank and Marlene Sachs (incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).
     10.22 Stock Option Agreement dated as of August 26, 1998 between the Company and Avrom H. Goldfeder (incorporated by reference to Exhibit
          10.22 of the Company's Form 10-Q filed with the Commission on November 13, 1998).
     10.23 Stock Option Agreement dated as of August 26, 1998 between the Company and Glen Wherfel (incorporated by reference to Exhibit 10.23 of the Company's Form 10-Q filed with the Commission on November 13,
          1998).
     10.24 Employment Agreement dated as of December 16, 1998 between the Bank and Wilbur G. Meinen (incorporated by reference to Exhibit 10.24 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).
     10.25 Stock Option Agreement dated as of December 16, 1998 between the Company and Kurt C. Felde (incorporated by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).
     10.26 Stock Option Agreement dated as of December 16, 1998 between the Company and Wilbur G. Meinen (incorporated by reference to Exhibit
          10.26 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).
     10.27 Stock Option Agreement dated as of January 27, 1999 between the Company and Wilbur G. Meinen (incorporated by reference to Exhibit
          10.27 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).
     10.28 Success Bancshares, Inc. 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.28 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).
     10.29 Amendment No. 1 to 1995 Stock Option Plan (incorporated by reference to Exhibit 10.29 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).
     10.30 Restricted Stock Agreement dated as of December 16, 1998 between the Company and Wilbur G. Meinen (incorporated by reference to Exhibit
          10.30 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).
     10.31 Lease with respect to Chicago downtown branch banking facility (May, 1998) (incorporated by reference to Exhibit 10.31 of the Company's Annual Report on Form 10-K filed with the Commission on March 30,
          1999).
(2) 10.32 Amendment No. 2 to Employment Agreement dated as of December 16, 1998 between the Bank and Christa N. Calabrese.

(2)  27.1 Financial Data Schedule


(b)  Reports on Form 8K




     None




Legend This schedule contains summary financial information extracted from the quarterly unaudited financial statements of Success Bancshares, Inc. for the three months ended March 31, 1999, and is qualified in its entirety by reference to such financial statements.
Name                          Success Bancshares, Inc.
Multiplier                   1,000
Period Type                  3 months
Fiscal Year End              Dec-31-1999
Period Start                 Jan-01-1999
Period End                   Mar-31-1999
Cash                         26,375
Int. Bearing Deposits        104
Fed Funds Sold               0
Trading Assets               0
Investments Held-for-Sale    40,780
Investments Carrying         0
Investments Market           0
Loans                        372,415
Allowance                    3,977
Total Assets                 454,905
Deposits                     379,244
Short Term                   11,394
Liabilities - Other          3,105
Long Term                    13,430
Preferred Mandatory          15,000
Preferred                    0
Common                       24,531
Other - SE                   8,201
Total Liabilities and Equity 454,905
Interest - Loan              7,621
Interest - Invest            547
Interest - Other             97
Interest - Total             8,265
Interest - Deposit           3,738
Interest - Expense           4,357
Interest - Income - Net      3,908
Loan - Losses                150
Securities - Gains           0
Expense - Other              4,034
Income - Pretax              624
Income - Pre-Extraordinary   624
Extraordinary                0
Changes                      0
Net - Income                 441
EPS - Basic                  0.15
EPS - Diluted                0.15
Yield - Actual               3.79
Loans - Non                  2,315
Loans - Past                 1,230
Loans - Troubled             0
Loans - Problem              769
Allowance - Open             3,824
Charge-Offs                  0
Recoveries                   3
Allowance - Close            3,977
Allowance - Domestic         3,977



Allowance - Foreign          0
Allowance - Unallocated      1,684