Form 10-Q
period 1999-06-30
SUCCESS BANCSHARES INC
filed 1999-08-16
CIK 1009569

U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                   FORM 10-Q

X Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
     For the quarterly period ended June 30, 1999

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

Common stock: 2,854,757 shares $0.001 par value, outstanding as of July 26, 1999.



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

Part II.  OTHER INFORMATION

     Item 6.   (a)  Exhibits                                            13 - 15

               (b)  Reports of Form 8-K
                    None

     Form 10-Q Signature Page                                                16



Success Bancshares, Inc. and Subsidiaries
Consolidated Balance Sheets
June 30, 1999 and December 31, 1998

                                                June 30,  December 31
                                                 1999         1998
                                              -----------  ----------
                                             (Unaudited)
ASSETS                                            (In thousands)

Cash and cash equivalents                       $ 30,328    $ 38,824
Securities available-for-sale                     38,709      41,037
Real estate loans held-for-sale                      716       1,006
Loans, less allowance for loan losses
 of $3,576 at June 30, 1999,
 and $3,824 at December 31, 1998                 370,163     371,263
Premises and equipment, net                       11,666      11,362
Interest receivable                                2,648       2,699
Other real estate owned                               -          435
Other assets                                       4,675       3,852
                                               ---------   ---------
                                                $458,905    $470,478
                                               =========   =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Deposits
      Non-interest bearing deposits             $ 55,961    $ 53,557
      Interest bearing deposits                  328,363     345,178
                                               ---------   ---------
          Total deposits                         384,324     398,735
   Federal Home Loan Bank advances                15,370      15,491
   Securities sold under repurchase agreements     6,953       5,136
   Demand notes payable to U.S. Government         2,574         886
   Trust preferred securities                     15,000      15,000
   Interest payable and other liabilities          2,849       2,906
                                                --------     -------
         Total liabilities                       427,070     438,154

Shareholders' equity
  Preferred stock, $0.001 par value, 1,000,000
    shares authorized, none issued                     0           0
  Common stock, $0.001 par value, 7,500,000
    shares authorized, At June 30, 1999: 3,074,326
    shares issued and 2,899,897 shares outstanding
    At December 31, 1998:  2,959,236 shares issued
    and outstanding,                                   3           3
   Additional paid-in capital                     25,351      24,528
   Retained earnings                               8,291       7,556
   Treasury Stock                                 (1,773)         -
   Loan to Employee Stock Ownership Plan            (113)       (113)
   Unearned compensation                             (69)        (92)
   Accumulated other comprehensive income            142         442
                                                --------   ---------
        Total shareholders' equity                31,835      32,324
                                                --------    --------
                                                $458,905    $470,478
                                               =========    ========



See accompanying notes to Unaudited Consolidated Financial Statements






Success Bancshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
                                         Three Months Ended   Six Months Ended
                                              June 30,            June 30
                                           1999     1998      1999       1998
                                        --------- --------- --------   --------
                                             (In thousands, except share data)
Interest income:
 Loans (including fee income)           $ 7,587   $ 6,931   $15,208   $13,469
 Investment securities:
   Taxable                                  375       667       765    1,273
   Exempt from federal income tax           155       146       312      291
 Other interest income                       73       207       170      330
                                        --------  --------  -------   -------
                                          8,190     7,951    16,455   15,363
Interest expense:
 Deposits                                 3,540     3,776     7,278    7,375
 Note payable                                 -         -         -        -
 Convertible subordinated debentures          -         4         -        8
 Other borrowings                           630       456     1,249      697
                                        --------  --------  -------   --------
                                          4,170     4,236     8,527    8,808
                                        --------  --------  -------   -------
Net interest income                       4,020     3,715     7,928    7,283
Provision for loan losses                   150       281       300      477
                                         -------- --------  -------   ------
Net interest income after provision
 for loan losses                          3,870     3,434     7,628    6,806

Other operating income:
 Service charges on deposit accounts        521       536     1,010    1,036
 Gain on sale of loans                       53         -       148       17
 Gain on sale of other assets                 5        16         5       16
 Credit card processing income (expense)    (8)       (9)      (15)       19
 Other noninterest income                    78        64       401      120
                                        --------  --------  --------  -------
                                            649       607     1,549    1,208
Other operating expenses:
 Salaries and employee benefits           2,214     2,009     4,398    3,862
 Occupancy and equipment expense            825       635     1,640    1,172
 Data processing                            214       178       404      369
 Other noninterest expenses                 884       874     1,729    1,708
                                        --------  --------  -------   -------
                                          4,137     3,696     8,171    7,111
                                        --------  --------  -------   -------
Income before income taxes                  382       345     1,006      903

Income tax expense                           90        27       273      200
                                        --------  --------  -------   -------
Net income                                  292       318       733      703
                                        ========  ========  =======   ======

Basic earnings per share                  $0.10     $0.11     $0.25    $0.24
Diluted earnings per share                $0.10     $0.10     $0.25    $0.23




See accompanying notes to Unaudited Consolidated Financial Statements



Success Bancshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Six Months Ended June 30, 1999 and 1998
(Unaudited)


                                                 1999         1998
                                                      (In thousands)

Net cash provided by operating activities       $  1,422    $  1,183

Cash flows from investing activities:
  Proceeds from maturities of available-for-sale
    securities                                     7,103       5,333
  Purchase of available-for-sale securities       (5,229)     (7,461)
  Proceeds from maturities of held-to-maturity
    securities                                        -        1,594
  Purchase of held-to-maturity securities             -       (3,000)
  Proceeds from sale of other real estate owned      440         246
  Net decrease (increase) in loans                 1,090     (40,448)
  Premises and equipment expenditures             (1,056)     (1,620)
                                                --------    --------
Net cash provided by (used in)
  investing activities                             2,348     (45,356)
                                                --------    --------
Cash flows from financing activities:
  Increase in non-interest
    bearing deposits                               2,404       4,325
  Increase (decrease) in interest
    bearing deposits                             (16,816)     30,269
  Increase in demand notes payable to U.S.
    Government                                     1,688       1,869
  Increase in securities sold under
    agreements to repurchase                       1,817       1,890
  Net increase (decrease) in Federal Home
    Loan Bank advances                              (121)      3,886
  Repayments of convertible subordinated
    debentures                                         -        (200)
  Issuance of Trust Preferred Securities               -      15,000
  Issuance of common stock                           534         250
  Purchase of common stock for treasury           (1,773)          -
  Principal payment on ESOP loan                      -           20
                                                 --------    -------
Net cash provided by (used in)
  financing activities                           (12,266)     57,309
                                                 --------    -------

Increase (decrease) in cash and cash equivalents  (8,496)     13,136
Cash and cash equivalents at beginning of period  38,824      23,901
                                                 --------   --------
Cash and cash equivalents at end of period       $30,328     $37,037
                                                 =======     =======
See accompanying notes to the Unaudited Consolidated Financial Statements.



NOTE 1:   Basis of Presentation

The financial information of Success Bancshares, Inc. and subsidiaries (the Company) included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The interim financial statements should be read in conjunction with the Company's Annual Report and Form 10-K for the period ending December 31, 1998. The results of the interim period ended June 30, 1999 are not necessarily indicative of the results expected for the year ended December 31, 1999.


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

The table following summarizes the computation of earnings per share for the periods indicated:

                                     For the Three Months Ended June 30,
                                        1999                    1998
                          Income   Share   Per-Share   Income  Share Per-Share
                       Numerator Denominator Amt    Numerator Denominator Amt
------------------------------------------------------------------------------
                                     (In thousands, except per share amounts)
Net income                     $292                    $318
Less:  Preferred stock
  dividends                      -                       -
                             ------                   -----
Basic EPS
Income available to common
  stockholders                 292   2,918   $0.10      318  2,929   $0.10
Effect of Dilutive Securities
Options                          -       -               -      77
                             ------ ------           ------ ------
Diluted EPS
Income available to common
  stockholders + assumed
  conversions                  $292 $2,918   $0.10     $318 $3,006   $0.10
                             ====== ======  ======   ====== ======  ======



                                     For the Six Months Ended June 30,
                                        1999                    1998
                          Income   Share   Per-Share   Income  Share Per-Share
                       Numerator Denominator Amt    Numerator Denominator Amt
------------------------------------------------------------------------------
                                     (In thousands, except per share amounts)
Net income                     $733                    $703
Less:  Preferred stock
  dividends                      -                       -
                             ------                   -----
Basic EPS
Income available to common
  stockholders                 733   2,938   $0.25      703  2,924   $0.24
Effect of Dilutive Securities
Options                          -       -               -      76
Convertible subordinated
  debt                           -       -                5     20
                             ------ ------           ------ ------
Diluted EPS
Income available to common
  stockholders + assumed
  conversions                  $733 $2,938   $0.25     $708 $3,020   $0.23
                             ====== ======  ======   ====== ======  ======

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

Operating Results

For the three months ended June 30, 1999, net income was $292,000 or $0.10 per share on a diluted basis, an increase of 8.2% from the net income of $318,000 or $0.10 per diluted share for the same period in 1998. For the first six months of 1999, net income was $733,000 or $0.25 per diluted share, an increase of 4.3% from the net income of $703,000 or $0.23 per diluted share for the comparable period in 1998.

Net Interest Income

The major source of earnings for the Company is net interest income. The related net interest margin represents the net interest income as a percentage of average interest earning assets during the period. The following table sets forth information relating to the Company's consolidated average balance sheets and reflects the average yield on assets and cost of liabilities for the periods ended June 30, 1999 and 1998. The yields and costs include adjustments for accretion and amortization of deferred fees and costs.

                                        Six Months Ended June 30,



                                          1999                  1998
                                Average        Average Average         Average
Assets                          Balance Interest  Rate Balance Interest   Rate
------------------------------------------------------------------------------
                                               (Dollars in thousands)

Loans (1)(2)                    $371,681$15,221   8.19%$305,033$13,487   8.84%
Taxable investment securities     26,873    765   5.69  43,503  1,273     5.85
Investment securities exempt from
  Federal income tax (1)          13,250    473    7.14 11,928    441     7.39
Interest bearing deposits with
  financial institutions           1,889     42   4.45   6,678    179     5.36
Other interest earning assets      5,197    128   4.93   5,266    151     5.73
                                ---------------  ------ ------ ------   ------
Total interest earning assets   $418,890$16,629   7.94 $372,408$15,531    8.34
Non-interest earning assets       39,408                31,439
                                  ------                ------
Total Assets                    $458,298               $403,847
                                 =======               =======
Liabilities & Shareholders' Equity

Deposits:
 NOW & money market accounts    $163,844 $3,238   3.95%$121,657$2,366     3.89%
 Savings deposits                 22,825    241   2.11  20,458    328     3.21
 Time deposits                   143,225  3,799   5.30 160,389  4,681     5.84
Other borrowings                  38,488  1,249   6.49  18,933    705     7.45
                                  ------ ------  ------ ------ ------    ------
Total interest bearing
  liabilities                    368,382  8,527   4.63 321,437  8,080     5.03
Demand deposits - non-interest
  bearing                         54,898                45,158
Other non-interest bearing
  liabilities                      2,841                 6,735
Shareholders' equity              32,177                30,517
                                  ------                ------
Total liabilities & shareholders'
  equity                        $458,298               $403,847
                                 =======               =======
Net Interest Income                      $8,102                $7,451
                                        =======               =======
Net Yield on Interest Earning Assets              3.87%                   4.00%
                                                 ======                  ======
(1) Tax exempt income as reflected on a fully tax equivalent basis utilizing a 34% rate for all years presented.
(2)  Non-accrual loans are included in average loans.

The decline in annualized net interest margin for the six months ended June 30, 1999 compared with the same period of 1998, is primarily attributable to a decline in the rate earned on loans as market pressures continue to require that the Bank be more competitive in commercial loan, home equity loan and residential loan pricing. The situation was further impacted by promotional deposit programs intended to fund the growth experienced by the Company during the past three years. For the quarter ended June 30, 1999, the Company's annualized net interest margin was 3.95% as compared to 3.79% for the quarter ended March 31, 1999. Management attributes the increase to its revised deposit pricing strategy which focuses on profitability as well as growth. Net interest margin for all of 1998 was 3.95%. To the extent the Company continues



to  grow  utilizing  promotional  products,  the  net  interest  margin   could
experience further compression.

The following table represents a reconciliation of fully tax equivalent net interest income.

                                                       (In thousands)
Fully tax equivalent net interest income for the
six months ended June 30, 1998                                $7,451
Change due to average balance fluctuations                     1,208
Change due to interest rate fluctuations                        (557)
                                                              ------
Fully tax equivalent net interest income for the
three months ended June 30, 1999                              $8,102
                                                              ======
Other Operating Income

Other operating income was $649,000 and $1.5 million for the quarter and six month periods ended June 30, 1999, respectively, as compared to $607,000 and $1.2 million for the comparable periods in 1998. During the quarter ended June 30, 1999, gain on sale of loans was $53,000 versus $0 for the comparable quarter in 1998. Until late in 1998, residential loans were originated and held in the Company's loan portfolio. For the six month period ended June 30, 1999, gain on sale of loans was $148,000 as compared to $17,000 for the same period in 1998. For the six month period ended June 30, 1999, other non-interest income increased $281,000 or 234.2% to $401,000 over the comparable period in 1998. The increase was primarily the result of the
Company having received a lawsuit settlement of $70,000 and having settled monthly billing claims and conversion related charges with its service provider resulting in the reduction of previously accrued expenses by $94,000.

Other Operating Expenses

Other operating expenses were $4.1 million and $8.2 million for the three and six-month periods ended June 30, 1999, respectively, as compared with $3.7 million and $7.1 million for the comparable periods, respectively, in 1998.
The higher level of expenses reflects the expenditures made to support the Company's branch expansion. Salaries and benefits expense increased $205,000, or 10.2% to $2.2 million for the quarter ended June 30, 1999, as compared to the same period in 1998. Occupancy expenses increased $190,000 or 30.0%, to $825,000 for the quarter ended June 30, 1999 versus the comparable period in 1998. For the six-month period ended June 30, 1999, occupancy expense increased $468,000 or 39.9% to $1.6 million over the same period in 1998.

Financial Condition

Loans

The loan portfolio is the largest category of the Company's interest earning assets. At June 30, 1999 total loans were $373.7 million, a decrease of $1.4 million, or 0.4% from the $375.1 million at December 31, 1998. The decrease resulted primarily from continued competitive rate pressures in the commercial and home equity loan areas.

The following table sets forth the composition of the loan portfolio:



                                       June 30, 1999  December 31, 1998
                                       Percent of          Percent of
                               Amount  Portfolio    Amount Portfolio
                              --------- --------- ---------  --------
                                        (Dollars in thousands)
Commercial                      $98,998     26.48% $102,592    27.34%
Real estate - construction       15,434      4.13    15,517     4.14
Real estate - mortgage          177,676     47.53   168,833    45.00
Home equity                      73,012     19.53    78,384    20.89
Installment                       8,312      2.22     9,471     2.52
Credit cards                        393       .11       418      .11
                                -------    ------- --------  -------
Total gross loans               373,825    100.00%  375,215   100.00%
                                           =======           ========
Net deferred loan fees              126                 135
Unaccreted discount resulting
  from loss on transfer of loans
  held-for-sale to portfolio      (212)               (263)
                                -------            --------
Loans net of unearned discount
  and net deferred loan fees    373,739             375,087
Allowance for loan losses       (3,576)             (3,824)
                               --------             -------
Net loans                      $370,163            $371,263
                                =======             =======

Allowance to gross loans          0.96%               1.02%

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


                                                  June 30,    December 31,
                                                    1999          1998
                                                 (Dollars in thousands)
Non-performing loans:
 Non-accrual                                         $2,036     $  268
 90 days or more past due, still accruing               444         81
 Restructured                                            -          -
                                                     ------    -------
Total non-performing loans                            2,480        349



Other real estate owned                                   -        435
                                                     ------    -------
                                                     $2,480     $  784
                                                     ======     ======
Non-performing loans to total loans,
  net of unearned discount and net deferred loan fees  0.66%     0.09%

Non-performing loans to allowance for loan losses    69.35%      9.13%

The increase in non-performing loans of $2.1 million from December 31, 1998 to June 30, 1999 is primarily the result of the deterioration of loans totaling $2.3 million to one customer and related interests. During the current quarter, $435,000 of the $2.3 million was charged off. Management is currently analyzing options including a foreclosure action and ultimate sale of the underlying collateral. Since one of the affected loans involves a forgery, a claim has been initiated with the Bank's bond carrier. In addition, loans to another customer in the amount of $444,000, which are classified as 90 days or more past due and still accruing, are in the process of being refinanced by another financial institution.

Potential Problem Loans

In addition to those loans disclosed under "Non-performing Loans," there are certain loans in the portfolio which management has identified through its problem loan identification system which exhibit a higher than normal credit risk. However, these loans do not represent non-performing loans to the
Company. Management's review of the total loan portfolio to identify loans where there is concern that the borrower will not be able to continue to satisfy present loan repayment terms includes factors such as review of individual loans, recent loss experience and current economic conditions. Loans in this category include those with characteristics such as those that have recent adverse operating cash flow or balance sheet trends, or have general risk characteristics that the loan officer believes might jeopardize the future timely collection of principal and interest payments. The principal amount of loans in this category as of June 30, 1999 and December 31, 1998 were approximately $1.3 million and $812,000, respectively. At June 30, 1999, there were no significant loans which were classified by any bank regulatory agency that are not included above as non-performing or as a potential problem loan.

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

The following table summarizes transactions in the allowance for loan losses for the periods indicated:




                                                    Six Months Ended
                                                         June 30,
                                                      1999       1998
                                                    (Dollars in thousands)
Allowance at beginning of period                    $3,824     $2,079
Provision for loan losses                              300        477
Recoveries on loans previously charged off               3          6
Loans charged-off                                     (551)       (18)
                                                      -----     ------
Balance at end of year                                3,576      2,544
                                                     ======     ======
Allowance as a % of total loans, net of
  unearned discount and net deferred loan fees       0.96%       0.77%

Ratio of net charge-offs to average loans
  outstanding (annualized)                           0.29%       0.01%

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

Deposits

The following table sets forth deposits at the periods indicated:

                                     June 30,   Percent  December 31,Percent
                                      1999   or Deposits    1997  of Deposits
                                             (Dollars in thousands)
NOW and money market accounts        $165,163      42.97% $166,421    41.74%
Savings deposits                       23,222       6.04    22,686     5.69
Time deposits                         139,978      36.42   156,071    39.14
Demand deposits                        55,961      14.56    53,557    13.43
                                     --------    --------  -------  -------
Total                                $384,324     100.00% $398,735   100.00%
                                      =======    ========  =======   =======

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

Quantitative measures established by Federal regulations to ensure capital adequacy require the Company and the Bank to maintain minimum ratios (set forth in the table below) of Tier I capital (as defined in the regulations) to total average assets (as defined in the regulations). As of June 30, 1999, the Company's actual total capital to risk-weighted assets ratio was 15.14%. As of June 30, 1999, the ratio of the Bank's total capital to risk-weighted assets was 11.31% indicating that the Bank is considered "well capitalized."

The required ratios and the Company's and Bank's actual ratios at June 30, 1999, are presented below:


                                                        To Be Well Capitalized
                                        For Capital    Under Prompt Corrective
                         Actual        Adequacy Purposes      Action Provisions
                         Actual Ratio     Actual Ratio    Actual    Ratio
                                        (Dollars in thousands)
As of June 30, 1999
Total Capital (to Risk
  Weighted Assets):
Consolidated             $50,266  15.14%  $26,555 8.0%   Not Applicable
Bank                      37,266  11.31    26,367 8.0    $32,959    10.0%
Tier 1 Capital (to Risk
  Weighted Assets):
Consolidated              42,253   12.73   13,277 4.0     Not Applicable
Bank                      33,690   10.22   13,184 4.0     19,775      6.0
Tier 1 Capital (To
  Total Average Assets):
Consolidated              42,253    9.22   18,332 4.0     Not Applicable
Bank                     $33,690   7.38%  $18,270  4.0%  $22,838    5.0%

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

The Bank's core deposits, the most stable source of liquidity for community banks due to the nature of long-term relationships generally established with depositors and the security of deposit insurance provided by the FDIC, are available to provide long-term liquidity. At June 30, 1999 and December 31, 1998, 40.73% and 38.96%, respectively, of the Company's total assets were funded by NOW accounts and demand deposits.



Liquid assets refer to money market assets such as cash and due from banks, federal funds sold and interest bearing time deposits with financial institutions, as well as securities available for sale and securities held-to-maturity with a remaining maturity less than one year. Net liquid assets represent the sum of the liquid asset categories less the amount of assets pledged to secure public funds. As of June 30, 1999 and December 31, 1998, net liquid assets totaled approximately $39.1 million and $52.7 million, respectively.

The Company's cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities consists primarily of earnings. Net cash provided by investing activities, consisting primarily of loan and investment funding, was $2.3 million at June 30, 1999 as compared to cash used of $45.3 million for the same period in 1998. The decreased usage is primarily attributed to a decline in loan volume in 1999. Net cash used in financing activities, consisting primarily of deposit activities, was $12.2 million at June 30, 1999 as compared to cash provided of $57.3 million at June 30, 1998. The decrease in cash provided is primarily the result of a decline in deposit balances during the first six months of 1999.

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

As of June 30, 1999, year 2000 compliance costs incurred are estimated to be $105,000 to $115,000. It is estimated that the Company will spend $150,000 to $175,000 in total. The only remaining material expenditure the Company expects to make relates to the replacement of the current voice response unit estimated at $45,000. However, this is a complex issue and no assurances can be given that compliance will be achieved without any unplanned outlays that would affect future financial results.




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

In order to evaluate its asset/liability sensitivity, management employs a measurement tool which determines exposure to changes in interest rates by measuring the percentage change in net interest income due to changes in rates over a one-year time horizon. Management measures such percentage change assuming an instantaneous permanent parallel shift in the yield curve of 100 and 200 basis points, both upward and downward. The model uses an option-based pricing approach to estimate the sensitivity of mortgage loans. The most significant embedded option in these types of assets is the prepayment option of the borrowers. The model uses various prepayment assumptions depending upon the type of mortgage instrument (residential mortgages, commercial mortgages, mortgage-backed securities, etc.). Prepayment rates for mortgage instruments ranged form 5 to 45 CPR (Constant Prepayment Rate) as of June 30, 1999 and December 31, 1998. For administered rate core deposits (e.g. NOW and savings accounts), the model utilizes interest rate floors equal to 100 basis points below their current levels.

Utilizing this measurement concept, the interest rate risk of the Company, expressed as a percentage change in net interest income over a one-year time horizon due to changes in interest rates, at June 30, 1999 and December 31, 1998, was as follows:

                                                      Basis Point Change
                                                   +200   +100   -100      -200
At June 30, 1999                                 (2.7%) (1.3%)   0.7%    (0.7)%
At December 31, 1998                             (9.5%) (4.8%)   3.9%      5.6%

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



PART II:  OTHER INFORMATION

Item 4:  Submission of Matters to a Vote of Security Holders.

(a) The Annual Meeting of Stockholders was held on May 26, 1999.

(c) At the Annual Meeting of Stockholders the following matters were submitted to a vote of stockholders:

(1) The election of three directors to the Board of Directors to serve for a three year term or until their successors are elected and qualified.

  Director                    Votes For        Votes Withheld
Wilbur G. Meinen              2,070,798               209,943
Avrom H. Goldfeder            2,073,798               206,943
Sherwin Koopmans              2,074,798               205,943

(2) The approval of the Success Bancshares, Inc. 1998 Employee Stock Purchase Plan.

The purpose of the Employee Stock Purchase Plan is to encourage and facilitate the purchase of Common Stock by eligible employees of the Company and the Bank in order to provide a further incentive for eligible employees to promote the best interests of the Company and an additional opportunity to participate in the Company's economic progress.

          Votes For    Votes Against   Votes Withheld  Broker Nonvotes
          1,345,029          253,062           11,425          671,225

(3) The approval of the Success Bancshares, Inc. 1999 Stock Option Plan.

The purpose of the 1999 Stock Option Plan is to enhance the long-term stockholder value of the Company by offering opportunities to employees, directors, officers, consultants, agents, advisors and independent contractors of the Company and the Bank to participate in the Company's growth and success and to encourage them to remain in the service of the Company and the Bank and to acquire and maintain stock ownership in the Company.

          Votes For    Votes Against   Votes Withheld  Broker Nonvotes
          1,238,769          356,752           13,995          671,225

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



     4.1 Form of Subordinated Indenture relating to the Junior Subordinated Debentures (incorporated by reference to Exhibit 4.1 of the Form S-1 Registration Statement of the Company and Success Capital Trust I ("Success Capital") (No. 333-51271 and No. 333-51271-01) filed with the Commission on April 28, 1998).
     4.2 Form of Junior Subordinated Debenture Certificate (included as an exhibit to Exhibit 4.1).
     4.3  Certificate of Trust of Success Capital (incorporated by reference to
          Exhibit 4.3 of the Form S-1 Registration Statement of the Company and Success Capital (No. 333-51271 and 333-51271-01) filed with the Commission on April 28, 1998).
     4.4 Form of Amended and Restated Trust Agreement of Success Capital (incorporated by reference to Exhibit 4.4 of the Form S-1 Registration Statement of the Company and Success Capital (No. 333-51271 and 333-51271-01) filed with the Commission on April 28,
          1998).
     4.5 Form of Trust Preferred Security Certificate of Success Capital (included as an exhibit to Exhibit 4.4).
     4.6 Form of Common Security Certificate of Success Capital (included as an exhibit to Exhibit 4.4).
     4.7 Form of Guarantee Agreement of the Company relating to the Trust Preferred Securities (incorporated by reference to Exhibit 4.7 of the Form S-1 Registration Statement of the Company and Success Capital (No. 333-51271 and 333-51271-01) filed with the Commission on April 28, 1998).
     4.8 Form of Rights Agreement, dated as of August 1, 1998, between the Company and Harris Trust and Savings Bank, which includes as Exhibit B thereto the Form of Right Certificate (incorporated by reference to Exhibit 1 of the Company's Form 8-A Registration Statement (File No. 001-14381) filed with the Commission on August 6, 1998).
     10.1 $10 Million Business Loan Agreement, dated January 13, 1997, between the Company and Cole Taylor Bank (incorporated by reference to Exhibit 10.1 of the Company's 1997 Annual Report on Form 10-K filed with the Commission on March 31, 1998).
     10.2 Success Bancshares, Inc. 1995 Employee Stock Option Plan (incorporated by reference to Exhibit 10.2 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).
(1) 10.3 Employment Agreement dated as of April 15, 1999 between the Bank and Laurie K. Breitenstein.
     10.4 Success Bancshares, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).
     10.5 Lease with respect to Lincolnwood branch banking facility (October, 1991) (incorporated by reference to Exhibit 10.5 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Securities and Exchange Commission on July 31, 1997).
     10.6 Lease with respect to Lincoln Park branch banking facility (April, 1993) (incorporated by reference to Exhibit 10.6 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).
     10.7 Lease with respect to Northbrook branch banking facility (December, 1994) (incorporated by reference to Exhibit 10.7 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).
     10.8 Lease with respect to Deerfield/Riverwoods branch banking facility (September, 1995) (incorporated by reference to Exhibit 10.8 of the



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



     10.23 Stock Option Agreement dated as of August 26, 1998 between the Company and Glen Wherfel (incorporated by reference to Exhibit 10.23 of the Company's Form 10-Q filed with the Commission on November 13,
          1998).
     10.24 Employment Agreement dated as of December 16, 1998 between the Bank and Wilbur G. Meinen (incorporated by reference to Exhibit 10.24 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).
     10.25 Stock Option Agreement dated as of December 16, 1998 between the Company and Kurt C. Felde (incorporated by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).
     10.26 Stock Option Agreement dated as of December 16, 1998 between the Company and Wilbur G. Meinen (incorporated by reference to Exhibit
          10.26 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).
     10.27 Stock Option Agreement dated as of January 27, 1999 between the Company and Wilbur G. Meinen (incorporated by reference to Exhibit
          10.27 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).
     10.28 Success Bancshares, Inc. 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.28 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).
     10.29 Amendment No. 1 to 1995 Stock Option Plan (incorporated by reference to Exhibit 10.29 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).
     10.30 Restricted Stock Agreement dated as of December 16, 1998 between the Company and Wilbur G. Meinen (incorporated by reference to Exhibit
          10.30 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).
     10.31 Lease with respect to Chicago downtown branch banking facility (May, 1998) (incorporated by reference to Exhibit 10.31 of the Company's Annual Report on Form 10-K filed with the Commission on March 30,
          1999).
     10.32 Amendment No. 2 to Employment Agreement dated as of December 16, 1998 between the Bank and Christa N. Calabrese (incorporated by reference to Exhibit 10.32 of the Company's Form 10-Q filed with the Commission on May 13, 1999).
(1) 10.33 Agreement dated April 28, 1999 between the Company and Ronald W. Tragasz.
(1) 10.34 Stock Option Agreement dated April 28, 1999 between the Company and Ronald W. Tragasz.
(1)  10.35 Sublease with respect to Corporate Center (April, 1999).

(1)  Filed herewith

(b)  Reports on Form 8K

     None



Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   Success Bancshares, Inc.
                                   (Registrant)



     August 13, 1999               /s/
-----------------------            ----------------------------
Date                               Wilbur G. Meinen
                                   President & Chief Executive Officer



     August 13, 1999               /s/
-------------------------          --------------------------------
Date                               Kurt C. Felde
                                   Executive Vice President
                                   & Chief Financial Officer



EXHIBIT INDEX
 Exhibit
Number    Exhibit Title

     3.1 Second Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Securities and Exchange Commission the ("Commission") on July 31, 1997).
     3.1.1 Certificates of Designations of Series B Junior Participating Preferred Stock
     3.2 By-laws of the Company (incorporated by reference to Exhibit 3.2 of The Company's Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).
     3.2.1 Amendment No. 1 to By-laws
     4.1 Form of Subordinated Indenture relating to the Junior Subordinated Debentures (incorporated by reference to Exhibit 4.1 of the Form S-1 Registration Statement of the Company and Success Capital Trust I ("Success Capital") (No. 333-51271 and No. 333-51271-01) filed with the Commission on April 28, 1998).
     4.2 Form of Junior Subordinated Debenture Certificate (included as an exhibit to Exhibit 4.1).
     4.3  Certificate of Trust of Success Capital (incorporated by reference to
          Exhibit 4.3 of the Form S-1 Registration Statement of the Company and Success Capital (No. 333-51271 and 333-51271-01) filed with the Commission on April 28, 1998).
     4.4 Form of Amended and Restated Trust Agreement of Success Capital (incorporated by reference to Exhibit 4.4 of the Form S-1 Registration Statement of the Company and Success Capital (No. 333-51271 and 333-51271-01) filed with the Commission on April 28,
          1998).
     4.5 Form of Trust Preferred Security Certificate of Success Capital (included as an exhibit to Exhibit 4.4).
     4.6 Form of Common Security Certificate of Success Capital (included as an exhibit to Exhibit 4.4).
     4.7 Form of Guarantee Agreement of the Company relating to the Trust Preferred Securities (incorporated by reference to Exhibit 4.7 of the Form S-1 Registration Statement of the Company and Success Capital (No. 333-51271 and 333-51271-01) filed with the Commission on April 28, 1998).
     4.8 Form of Rights Agreement, dated as of August 1, 1998, between the Company and Harris Trust and Savings Bank, which includes as Exhibit B thereto the Form of Right Certificate (incorporated by reference to Exhibit 1 of the Company's Form 8-A Registration Statement (File No. 001-14381) filed with the Commission on August 6, 1998).
     10.1 $10 Million Business Loan Agreement, dated January 13, 1997, between the Company and Cole Taylor Bank (incorporated by reference to Exhibit 10.1 of the Company's 1997 Annual Report on Form 10-K filed with the Commission on March 31, 1998).
     10.2 Success Bancshares, Inc. 1995 Employee Stock Option Plan (incorporated by reference to Exhibit 10.2 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).
(1) 10.3 Employment Agreement dated as of April 15, 1999 between the Bank and Laurie K. Breitenstein.
     10.4 Success Bancshares, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).



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



          10.19 of the Company's Form 10-Q filed with the Commission on November 13, 1998).
     10.20 Stock Option Agreement dated as of August 26, 1998 between the Company and Norman D. Rich (incorporated by reference to Exhibit
          10.20 of the Company's Form 10-Q filed with the Commission on November 13, 1998).
     10.21 Amendment No. 1 to Employment Agreement dated as of August 1, 1998 between the Bank and Marlene Sachs (incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).
     10.22 Stock Option Agreement dated as of August 26, 1998 between the Company and Avrom H. Goldfeder (incorporated by reference to Exhibit
          10.22 of the Company's Form 10-Q filed with the Commission on November 13, 1998).
     10.23 Stock Option Agreement dated as of August 26, 1998 between the Company and Glen Wherfel (incorporated by reference to Exhibit 10.23 of the Company's Form 10-Q filed with the Commission on November 13,
          1998).
     10.24 Employment Agreement dated as of December 16, 1998 between the Bank and Wilbur G. Meinen (incorporated by reference to Exhibit 10.24 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).
     10.25 Stock Option Agreement dated as of December 16, 1998 between the Company and Kurt C. Felde (incorporated by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).
     10.26 Stock Option Agreement dated as of December 16, 1998 between the Company and Wilbur G. Meinen (incorporated by reference to Exhibit
          10.26 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).
     10.27 Stock Option Agreement dated as of January 27, 1999 between the Company and Wilbur G. Meinen (incorporated by reference to Exhibit
          10.27 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).
     10.28 Success Bancshares, Inc. 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.28 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).
     10.29 Amendment No. 1 to 1995 Stock Option Plan (incorporated by reference to Exhibit 10.29 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).
     10.30 Restricted Stock Agreement dated as of December 16, 1998 between the Company and Wilbur G. Meinen (incorporated by reference to Exhibit
          10.30 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).
     10.31 Lease with respect to Chicago downtown branch banking facility (May, 1998) (incorporated by reference to Exhibit 10.31 of the Company's Annual Report on Form 10-K filed with the Commission on March 30,
          1999).
     10.32 Amendment No. 2 to Employment Agreement dated as of December 16, 1998 between the Bank and Christa N. Calabrese (incorporated by reference to Exhibit 10.32 of the Company's Form 10-Q filed with the Commission on May 13, 1999).
(1) 10.33 Agreement dated April 28, 1999 between the Company and Ronald W. Tragasz.
(1) 10.34 Stock Option Agreement dated April 28, 1999 between the Company and Ronald W. Tragasz.
(1)  10.35 Sublease with respect to Corporate Center (April, 1999).



(1)  Filed herewith