Form 10-Q
period 1999-09-30
SUCCESS BANCSHARES INC
filed 1999-11-10
CIK 1009569

U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                   FORM 10-Q

X Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
     For the quarterly period ended September 30, 1999

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

Common stock: 2,804,284 shares $0.001 par value, outstanding as of November 3, 1999.



                               Table of Contents


Part I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

          Consolidated Balance Sheets                                         1

          Consolidated Statements of Income                                   2

          Consolidated Statements of Cash Flow                                3

          Footnotes to Unaudited Consolidated Financial Statements            4

     Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            5 - 11

     Item 3.   Quantitative and Qualitative Disclosures about
          Market Risk Not Applicable                                         12

Part II.  OTHER INFORMATION

     Item 6.   (a)  Exhibits                                            13 - 15

               (b)  Reports of Form 8-K
                    None

     Form 10-Q Signature Page                                                16



Success Bancshares, Inc. and Subsidiaries
Consolidated Balance Sheets
September 30, 1999 and December 31, 1998

                                           September 30,  December 31
                                                 1999         1998
                                              -----------  ----------
                                             (Unaudited)
ASSETS                                            (In thousands)

Cash and cash equivalents                       $ 24,882    $ 38,824
Securities available-for-sale                     37,180      41,037
Real estate loans held-for-sale                       86       1,006
Loans, less allowance for loan losses
 of $3,492 at September 30, 1999,
 and $3,824 at December 31, 1998                 387,769     371,263
Premises and equipment, net                       10,849      11,362
Interest receivable                                2,945       2,699
Other real estate owned                               -          435
Other assets                                       4,997       3,852
                                               ---------   ---------
                                                $468,708    $470,478
                                               =========   =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Deposits
      Non-interest bearing deposits             $ 57,178    $ 53,557
      Interest bearing deposits                  339,019     345,178
                                               ---------   ---------
          Total deposits                         396,197     398,735
   Federal Home Loan Bank advances                13,309      15,491
   Securities sold under repurchase agreements     6,486       5,136
   Demand notes payable to U.S. Government         3,139         886
   Trust preferred securities                     15,000      15,000
   Interest payable and other liabilities          3,133       2,906
                                                --------     -------
         Total liabilities                       437,264     438,154

Shareholders' equity
  Preferred stock, $0.001 par value, 1,000,000
    shares authorized, none issued                     0           0
  Common stock, $0.001 par value, 7,500,000
    shares authorized, At September 30, 1999: 3,074,326
    shares issued and 2,820,700 shares outstanding
    At December 31, 1998:  2,959,236 shares issued
    and outstanding,                                   3           3
   Additional paid-in capital                     25,346      24,528
   Retained earnings                               8,856       7,556
   Treasury Stock                                 (2,626)         -
   Loan to Employee Stock Ownership Plan            (113)       (113)
   Unearned compensation                             (53)        (92)
   Accumulated other comprehensive income             31         442
                                                --------   ---------
        Total shareholders' equity                31,444      32,324
                                                --------    --------
        Total liabilities and
          shareholders' equity                  $468,708    $470,478



                                               =========    ========
See accompanying notes to Unaudited Consolidated Financial Statements






Success Bancshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
                                         Three Months Ended  Nine Months Ended
                                            September 30,       September 30
                                           1999     1998      1999       1998
                                        --------- --------- --------   --------
                                             (In thousands, except share data)
Interest income:
 Loans (including fee income)           $ 7,902   $ 7,528   $23,110   $20,997

 Investment securities:
   Taxable                                  374       653     1,139    1,936
   Exempt from federal income tax           151       103       463      384
 Other interest income                      320       111       490      441
                                        --------  --------  -------   -------
                                          8,747     8,395    25,202   23,758
Interest expense:
 Deposits                                 3,700     3,959    10,978   11,334
 Trust preferred securities                 336       336     1,007      492
 Other borrowings                           264       257       842      806
                                        --------  --------  -------   --------
                                          4,300     4,552    12,827   12,632
                                        --------  --------  -------   -------
Net interest income                       4,447     3,843    12,375   11,126
Provision for loan losses                   150     1,141       450    1,618
                                         -------- --------  -------   ------
Net interest income after provision
 for loan losses                          4,297     2,702    11,925    9,508

Other operating income:
 Service charges on deposit accounts        567       502     1,577    1,538
 Gain on sale of loans                       34        -        182       17
 Gain on sale of other assets                 9        -         14       16
 Credit card processing income (expense)   (13)       (7)      (28)       12
 Other noninterest income                   215     1,079       616    1,199
                                        --------  --------  --------  -------
                                            812     1,574     2,361    2,782
Other operating expenses:
 Salaries and employee benefits           2,324     2,412     6,722    6,274
 Occupancy and equipment expense            816       737     2,456    1,909
 Data processing                            199       173       603      542
 Other noninterest expenses                 931     1,288     2,660    2,996
                                        --------  --------  -------   -------
                                          4,270     4,610    12,441   11,721
                                        --------  --------  -------   -------
Income before income taxes                  839     (334)     1,845      569

Income tax expense                          273     (578)       546    (378)
                                        --------  --------  -------   -------
Net income                              $   566   $   244   $ 1,299   $  947
                                        ========  ========  =======   ======

Basic earnings per share                  $0.20     $0.08     $0.45    $0.32
Diluted earnings per share                $0.20     $0.08     $0.45    $0.31




See accompanying notes to Unaudited Consolidated Financial Statements



Success Bancshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 1999 and 1998
(Unaudited)


                                                 1999         1998
                                                      (In thousands)

Net cash provided by operating activities       $  2,274    $  4,270

Cash flows from investing activities:
  Proceeds from maturities of available-for-sale
    securities                                     9,602      10,561
  Purchase of available-for-sale securities       (6,381)     (8,464)
  Proceeds from maturities of held-to-maturity
    securities                                        -        4,594
  Purchase of held-to-maturity securities             -       (3,000)
  Purchase of other real estate owned                 -       (1,269)
  Proceeds from sale of other real estate owned      440         369
  Net decrease (increase) in loans               (16,036)    (71,222)
  Premises and equipment expenditures               (627)     (2,681)
                                                --------    --------
Net cash (used in) investing activities          (13,002)    (71,112)
                                                --------    --------
Cash flows from financing activities:
  Increase in non-interest
    bearing deposits                               3,621       3,057
  Increase (decrease) in interest
    bearing deposits                              (6,159)     53,084
  Increase in demand notes payable to U.S.
    Government                                     2,253        (244)
  Increase in securities sold under
    agreements to repurchase                       1,350           9
  Net increase (decrease) in Federal Home
    Loan Bank advances                            (2,182)       (171)
  Repayments of convertible subordinated
    debentures                                         -        (200)
  Issuance of Trust Preferred Securities               -      15,000
  Issuance of common stock                           586         251
  Purchase of common stock for treasury           (2,683)         -
  Principal payment on ESOP loan                      -           20
                                                 --------    -------
Net cash provided by (used in)
  financing activities                            (3,214)     70,806
                                                 --------    -------

Increase (decrease) in cash and cash equivalents (13,942)      3,964
Cash and cash equivalents at beginning of period  38,824      23,901
                                                 --------   --------
Cash and cash equivalents at end of period       $24,882     $27,865
                                                 =======     =======
See accompanying notes to the Unaudited Consolidated Financial Statements.



NOTE 1:   Basis of Presentation

The financial information of Success Bancshares, Inc. and subsidiaries (the Company) included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The interim financial statements should be read in conjunction with the Company's Annual Report and Form 10-K for the period ending December 31, 1998. The results of the interim period ended September 30, 1999 are not necessarily indicative of the results expected for the year ended December 31, 1999.


NOTE 2:   Recent Accounting Developments

In June 1999, The Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities _ Deferral of the Effective Date of FASB Statement No. 133_ which delays the effective date for all fiscal quarters of all fiscal years to periods beginning after June 15, 2000. Management does not believe that the adoption of SFAS No. 133 will have a material impact on the Company's consolidated financial condition or results of operation.


NOTE 3:   Earnings Per Share

Basic earnings per share are computed by dividing net income, after deducting any dividends on preferred stock, by the weighted average number of common shares outstanding. Diluted earnings per share assumes the exercise of any dilutive instruments, including stock options and convertible subordinated debt.

The following tables summarize the computation of earnings per share for the periods indicated:


                                     For the Three Months Ended September 30,
                                        1999                    1998
                          Income   Share   Per-Share   Income  Share Per-Share
                       Numerator Denominator Amt    Numerator Denominator Amt
------------------------------------------------------------------------------
                                     (In thousands, except per share amounts)
Net income                     $566                    $244
Less:  Preferred stock
  dividends                      -                       -
                             ------                   -----
Basic EPS
Income available to common
  stockholders                 566   2,847   $0.20      244  2,951   $0.08
Effect of Dilutive Securities
Options                          -       2               -     136
                             ------ ------           ------ ------
Diluted EPS
Income available to common
  stockholders + assumed
  conversions                  $566 $2,849   $0.20     $244 $3,087   $0.08
                             ====== ======  ======   ====== ======  ======




                                     For the Nine Months Ended September 30,
                                        1999                    1998
                          Income   Share   Per-Share   Income  Share Per-Share
                       Numerator Denominator Amt    Numerator Denominator Amt
------------------------------------------------------------------------------
                                     (In thousands, except per share amounts)
Net income                   $1,299                    $947
Less:  Preferred stock
  dividends                      -                       -
                             ------                   -----
Basic EPS
Income available to common
  stockholders               1,299   2,908   $0.45      947  2,934   $0.32
Effect of Dilutive Securities
Options                          -       1               -     134
Convertible subordinated
  debt                           -       -                4     13
                             ------ ------           ------ ------
Diluted EPS
Income available to common
  stockholders + assumed
  conversions                $1,299 $2,909   $0.45     $951 $3,081   $0.31
                             ====== ======  ======   ====== ======  ======

NOTE 4:  Comprehensive Income

For the three and nine month periods ended September 30, 1999 accumulated other comprehensive income decreased $114,000 and $411,000, respectively. For the comparable periods in 1998, accumulated other comprehensive income increased $12,000 and $90,000, respectively.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The Company's principal business is conducted by its wholly owned subsidiary, Success National Bank (the "Bank") and consists of full service community banking. The Bank is headquartered in Lincolnshire, Illinois located approximately 35 miles north of downtown Chicago, and, in addition to its headquarters, has eleven branch offices. These banking facilities are located in Deerfield (2), Libertyville (2), Lincolnwood (2), Chicago (2) (Lincoln Park and downtown), Arlington Heights, Skokie and Northbrook.

The profitability of the Company's operations depends primarily on its net interest income, provision for loan losses, other operating income, and other operating expenses. Net interest income is the difference between the income the Company receives on its loan and investment portfolios and its cost of funds, which consists of interest paid on deposits and borrowings. The provision for loan losses reflects the cost associated with the level of credit risk in the Company's loan portfolio. Other operating income consists of service charges on deposit accounts, securities gains, gains on sale of loans, net credit card processing income and other fees and commissions. Other operating expenses include salaries and employee benefits, occupancy and equipment expenses, data processing and other non-interest expenses.

Net interest income is dependent on the amounts and yields of interest earning assets as compared to the amounts of and rates on interest bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the Company's asset/liability management procedures in coping with such changes. The provision for loan losses is dependent on increases in the loan portfolio, management's assessment of the collectibility of loans in the portfolio, as well as economic and market factors. Other operating expenses are heavily influenced by the growth of operations, with additional employees necessary to staff and open new branch facilities and marketing expenses necessary to promote such facilities. Growth in the number of account relationships directly affects such expenses as data processing costs, supplies, postage and other miscellaneous expenses.

Results of Operations

For the three months ended September 30, 1999, net income was $566,000 or $0.20 per share on a diluted basis, an increase of 132.0% from the net income of $244,000 or $0.08 per diluted share for the same period in 1998. For the first nine months of 1999, net income was $1.3 million or $0.45 per diluted share, an increase of 37.2% from the net income of $947,000 or $0.25 per diluted share for the comparable period in 1998.

Net Interest Income

The major source of earnings for the Company is net interest income. The related net interest margin represents the net interest income expressed as a percentage of average interest earning assets during the period. The following table sets forth information relating to the Company's consolidated average balance sheets and reflects the average yield on assets and cost of liabilities for the nine month periods ended September 30, 1999 and 1998. The yields and costs include adjustments for accretion and amortization of deferred fees and costs.

                                        Nine Months Ended September 30,
                                          1999                  1998
                                Average        Average Average         Average
Assets                          Balance Interest  Rate Balance Interest   Rate
------------------------------------------------------------------------------
                                               (Dollars in thousands)

Loans (1)(2)                    $372,793$23,129   8.27%$318,222$20,997   8.80%
Taxable investment securities     26,343  1,139   5.76  42,141  1,936     6.13
Investment securities exempt from
  Federal income tax (1)          13,010    701   7.18  12,565    692     7.34
Interest bearing deposits with
  financial institutions           4,512    164   4.85   5,493    223     5.41
Other interest earning assets      8,587    326   5.06   5,301    218     5.48
                                ---------------  ------ ------ ------   ------
Total interest earning assets   $425,245$25,459   7.98 $383,722$24,066    8.36
Non-interest earning assets       36,191                33,054
                                  ------                ------
Total Assets                    $461,436               $416,776
                                 =======               =======
Liabilities & Shareholders' Equity

Deposits:
 NOW & money market accounts    $166,431 $4,936   3.95%$125,789$3,697     3.92%
 Savings deposits                 22,986    353   2.05  20,868    500     3.19
 Time deposits                   143,920  5,689   5.27 163,075  7,137     5.84
Other borrowings                  37,690  1,849   6.54  26,489  1,298     6.53
                                  ------ ------  ------ ------ ------    ------
Total interest bearing
  liabilities                    317,027 12,827   4.61 336,221 12,632     5.01
Demand deposits - non-interest
  bearing                         55,583                46,514
Other non-interest bearing
  liabilities                      2,907                 2,674
Minority interest in
  subsidiary bank                     -                    535
Shareholders' equity              31,919                30,832
                                  ------                ------
Total liabilities & shareholders'
  equity                        $461,436               $416,776
                                 =======               =======
Net Interest Income                     $12,632               $11,434
                                        =======               =======
Net Yield on Interest Earning Assets              3.96%                   3.97%
                                                 ======                  ======
(1) Tax exempt income as reflected on a fully tax equivalent basis utilizing a 34% rate for all years presented.
(2)  Non-accrual loans are included in average loans.

The Company's annualized net interest margin for the nine months ended September 30, 1999 was 3.96% as compared to 3.97% for the same period in 1998. For the quarter ended September 30, 1999 the Company's annualized net interest margin was 4.14% as compared 3.92% for the quarter ended September 30, 1998. Management attributes the increase in part to the conversion of non-interest earnings assets into interest earning assets as evidenced by an increase in the ratio of interest earning assets to total assets from 91.4% at December 31, 1998 to 93.5% at September 30, 1999. In addition, the Company experienced strong commercial and commercial real estate loan demand during the quarter which provided a significant improvement in rate over the rates received for overnight federal fund sales.

The following table represents a reconciliation of fully tax equivalent net interest income.


                                                       (In thousands)
Fully tax equivalent net interest income for the
nine months ended September 30, 1998                         $11,434
Change due to average balance fluctuations                     1,858
Change due to interest rate fluctuations                        (660)
                                                              ------
Fully tax equivalent net interest income for the
nine months ended September 30, 1999                         $12,632
                                                              ======
Other Operating Income

Other operating income was $812,000 and $2.4 million for the quarterly and nine month periods ended September 30, 1999, respectively, as compared to $1.6 million and $2.8 million for the comparable periods in 1998. During the quarter ended September 30, 1998, the Company recorded $1.0 million of income from life insurance proceeds related to the death of the Company's former president and CEO. During the quarter ended September 30, 1999, gain on sale of loans was $34,000 versus $-0- for the comparable quarter in 1998. For the nine month period ended September 30, 1999, gain on sale of loans was $182,000 as compared to $17,000 for the same period in 1998. Until late in 1998, residential loans were originated and held in the Company's loan portfolio.
For the nine month period ended September 30, 1999, excluding the impact of the life insurance proceeds recorded in 1998, other non-interest income increased $417,000, or 209.5%, to $616,000 over the comparable period in 1998. The increase was primarily the result of the Company having received a lawsuit settlement of $70,000 and having settled monthly billing claims and conversion related charges with its service provider resulting in the reduction of previously accrued expenses by $94,000.

Other Operating Expenses

Other operating expenses were $4.3 million and $12.4 million for the three and nine-month periods ended September 30, 1999, respectively, as compared with $4.6 million and $11.7 million for the comparable periods, respectively, in 1998. For the quarter ended September 30, 1998 the Company recorded final contractual compensation expense of $350 thousand related to the death of the Company's former president and CEO. Excluding the compensation expense reflected in 1998, other operating expense for the quarter and year ended September 30, 1999 increased 0.2% and 9.4% over the comparable periods in 1998. Salaries and benefits expense, excluding the final contractual compensation expense recorded in the quarter ended September 30, 1998, increased $262 thousand, or 12.7%, to $2.3 million for the current quarter as compared to the same period in 1998. For the current year, salary and benefits expense, excluding the final contractual compensation expense recorded in the quarter ended September 30, 1998, increased $798 thousand, or 13.5% over the comparable period in 1998. Occupancy expense increased $79 thousand, or 10.7%, to $816 thousand for the quarter ended September 30, 1999 versus the comparable period in 1998. For the nine-month period ended September 30, 1999, occupancy expense increased $547 thousand, or 28.7%, to $2.5 million over the same period in 1998. The higher level of salary and benefits expense and occupancy expense generally reflects the expenditures made to support the Company's branch expansion. Since the Company opened two new branches in 1998 and one in 1999, the expenses associated with these branches were not fully reflected in 1998. Other non-interest expense was $931 thousand and $2.7 million for the quarter and year ended September 30, 1999, respectively, as compared to $1.3 million and $3.0 million for the comparable periods in 1998.

Financial Condition

Loans

The loan portfolio is the largest category of the Company's interest earning assets. At September 30, 1999 total loans were $391.3 million, an increase of $16.2 million, or 4.3% from the $375.1 million at December 31, 1998. As the table below indicates, the growth in the loan portfolio is primarily attributed to the commercial and real estate mortgage categories which increased $3.3 million and $17.7 million, respectively. Home equity loans outstanding decreased $4.5 million.

The following table sets forth the composition of the loan portfolio:

                              September 30, 1999  December 31, 1998
                                       Percent of          Percent of
                               Amount  Portfolio    Amount Portfolio
                              --------- --------- ---------  --------
                                        (Dollars in thousands)
Commercial                     $105,886     27.06% $102,592    27.34%
Real estate - construction       16,547      4.23    15,517     4.14
Real estate - mortgage          186,486     47.66   168,833    45.00
Home equity                      73,927     18.89    78,384    20.89
Installment                       8,123      2.08     9,471     2.52
Credit cards                        330       .08       418      .11
                                -------    ------- --------  -------
Total gross loans               391,299    100.00%  375,215   100.00%
                                           =======           ========
Net deferred loan fees              152                 135
Unaccreted discount resulting
  from loss on transfer of loans
  held-for-sale to portfolio      (190)               (263)
                                -------            --------
Loans net of unaccreted discount
  and net deferred loan fees    391,261             375,087
Allowance for loan losses       (3,492)             (3,824)
                               --------             -------
Net loans                      $387,769            $371,263
                                =======             =======

Allowance to gross loans          0.89%               1.02%

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

                                               September 30,  December 31,
                                                    1999          1998
                                                 (Dollars in thousands)
Non-performing loans:
 Non-accrual                                         $1.710     $  268
 90 days or more past due, still accruing               127         81
 Restructured                                            -          -
                                                     ------    -------
Total non-performing loans                            1,837        349
Other real estate owned                                   -        435
                                                     ------    -------
                                                     $1,837     $  784
                                                     ======     ======
Non-performing loans to total loans,
  net of unearned discount and net deferred loan fees  0.47%     0.09%

Non-performing loans to allowance for loan losses    52.61%      9.13%

The increase in non-performing loans of $1.5 million from December 31, 1998 to September 30, 1999 is primarily the result of the deterioration of two loans in the amounts of $1.2 million and $870,000 to one customer and related interests. As of September 30, 1999, $650,000 of the combined $2.1 million was charged-off. In addition, in early October 1999 the Company received payment in full, including all interest, late charges and costs associated with the $1.2 million loan. Since the other affected loan involves a forgery, a claim has been initiated with the Company's bond carrier. The current book balance of the $870,000 loan is $220,000. The remaining non-accrual loan balance of $309,000 is comprised of five individual loans.

Potential Problem Loans

In addition to those loans disclosed under "Non-performing Loans," there are certain loans in the portfolio which management has identified through its problem loan identification system which exhibit a higher than normal credit risk. However, these loans do not represent non-performing loans to the Company. Management's review of the total loan portfolio to identify loans where there is concern that the borrower will not be able to continue to satisfy present loan repayment terms includes factors such as review of individual loans, recent loss experience and current economic conditions. Loans in this category include those with characteristics such as those that have recent adverse operating cash flow or balance sheet trends, or have general risk characteristics that the loan officer believes might jeopardize the future timely collection of principal and interest payments. The principal amount of loans in this category as of September 30, 1999 and December 31, 1998 were approximately $1.3 million and $812,000, respectively. At September 30, 1999, there were no significant loans which were classified by any bank regulatory agency that are not included above as non-performing or as a potential problem loan.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level considered adequate to provide for potential future losses in the Company's loan portfolio. The level of the allowance is based upon management's periodic and comprehensive evaluation of the loan portfolio. Reports of Examination furnished by Federal banking authorities are also considered by management in this regard. The evaluations by management in assessing the adequacy of the allowance include consideration of past loan loss experience, changes in the composition of the loan portfolio, the volume and condition of loans outstanding and current market and economic conditions.

Loans are charged to the allowance for loan losses when deemed uncollectible by management, unless sufficient collateral exists to repay the loan.

The following table summarizes transactions in the allowance for loan losses for the periods indicated:
                                                    Nine Months Ended
                                                       September 30,
                                                      1999       1998
                                                    (Dollars in thousands)
Allowance at beginning of period                    $3,824     $2,079
Provision for loan losses                              450        477
Recoveries on loans previously charged off               6          6
Loans charged-off                                     (788)       (18)
                                                      -----     ------
Balance at end of year                               $3,492     $2,544
                                                     ======     ======
Allowance as a % of total loans, net of
  unearned discount and net deferred loan fees       0.89%       0.77%

Ratio of net charge-offs to average loans
  outstanding (annualized)                           0.28%       0.01%

Control of the Company's loan quality is continually monitored by management and is reviewed by the Board of Directors and loan committee of the Bank on a monthly basis, subject to oversight by the Company's Board of Directors through its members who serve on the loan committee. Independent external review of the loan portfolio is provided by the examinations conducted by regulatory authorities and through the Company's independent public accountants in conjunction with the Company's annual audit. The amount of additions to the allowance for possible loan losses, which is charged to earnings through the provision for loan losses, is determined based on a variety of factors, including actual charge-offs during the year, historical loss experience and delinquent loans. Although management believes the allowance for possible loan losses is adequate to cover any potential losses, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future.

Deposits




The following table sets forth deposits at the periods indicated:

                                September 30,   Percent  December 31,Percent
                                      1999   or Deposits    1998  of Deposits
                                             (Dollars in thousands)
NOW and money market accounts        $169,078      42.68% $166,421    41.74%
Savings deposits                       22,683       5.73    22,686     5.69
Time deposits                         147,258      37.17   156,071    39.14
Demand deposits                        57,178      14.43    53,557    13.43
                                     --------    --------  -------  -------
Total                                $396,197     100.00% $398,735   100.00%
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

Quantitative measures established by Federal regulations to ensure capital adequacy require the Company and the Bank to maintain minimum ratios (set forth in the table below) of Tier I capital (as defined in the regulations) to total average assets (as defined in the regulations). As of September 30, 1999, the Company's actual total capital to risk-weighted assets ratio was 14.42%. As of September 30, 1999, the ratio of the Bank's total capital to risk-weighted assets was 11.65% indicating that the Bank is considered "well capitalized."

The required ratios and the Company's and Bank's actual ratios at September 30, 1999, are presented below:

                                                        To Be Well Capitalized
                                        For Capital    Under Prompt Corrective
                         Actual        Adequacy Purposes      Action Provisions
                         Actual Ratio     Actual Ratio    Actual    Ratio
                                        (Dollars in thousands)
As of September 30, 1999
Total Capital (to Risk
  Weighted Assets):
Consolidated             $49,905  14.42%  $27.692 8.0%   Not Applicable
Bank                      40,019  11.65    27,491 8.0    $34,364    10.0%
Tier 1 Capital (to Risk
  Weighted Assets):
Consolidated              41,884   12.10   13,846 4.0     Not Applicable
Bank                      36,527   10.63   13,746 4.0     20,619      6.0
Tier 1 Capital (To
  Total Average Assets):
Consolidated              41,884    9.08   18,457 4.0     Not Applicable



Bank                     $36,527   7.94%  $18,391  4.0%  $22,989    5.0%

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

The Bank's core deposits, the most stable source of liquidity for community banks due to the nature of long-term relationships generally established with depositors and the security of deposit insurance provided by the FDIC, are available to provide long-term liquidity. At September 30, 1999 and December 31, 1998, 39.58% and 38.96%, respectively, of the Company's total assets were funded by NOW accounts and demand deposits.

Liquid assets refer to money market assets such as cash and due from banks, federal funds sold and interest bearing time deposits with financial institutions, as well as securities available for sale and securities held-to-maturity with a remaining maturity less than one year. Net liquid assets represent the sum of the liquid asset categories less the amount of assets pledged to secure public funds. As of September 30, 1999 and December 31, 1998, net liquid assets totaled approximately $29.7 million and $52.7 million, respectively.

The Company's cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities consists primarily of earnings. Net cash used in investing activities, consisting primarily of loan and investment funding, was $13.0 million at September 30, 1999 as compared to cash used of $71.1 million for the same period in 1998.
The decreased usage is primarily attributed to a decline in loan volume in 1999. Net cash used in financing activities, consisting primarily of deposit activities, was $3.2 million at September 30, 1999 as compared to cash provided of $70.8 million at September 30, 1998. The decrease in cash provided is primarily the result of a decline in deposit balances during the first nine months of 1999 and the purchase of common stock for treasury.

Year 2000 Issue

The year 2000 will be the first century date change ever for an automated society. For years, information systems were designed using a two-digit date field. This practice has created an environment in which older generation software programs may not be able to discern the difference between the year 2000 and the year 1900. This problem could result in the failure of computers and/or information systems to accurately calculate the date-related accruals of interest on the Company's loan and deposit portfolios. Due to its reliance on both computers and information systems, in early 1998, the Company began the process of identifying and assessing the degree to which its hardware and software would be impacted by the date change.



A committee, comprised of representatives from all major operating areas, was created in early 1998 to assess whether or not the Company's internal and external systems, particularly those that are mission-critical, are year 2000 compliant. The committee has developed and adopted an action plan that addresses the Company's year 2000 renovation, testing, contingency planning and management review process. In addition the Company has developed a due diligence process to monitor and evaluate the efforts of external third party suppliers to achieve year 2000 readiness. The committee has developed and implemented a written testing plan for both internal and external mission-critical systems and finalized substantially all testing of internal mission-critical systems by December 31, 1998. A business resumption contingency plan that defines scenarios for mission-critical systems failing to achieve year 2000 readiness and evaluates the Company's options has been completed and will be updated as necessary.

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

As of September 30, 1999, year 2000 compliance costs incurred are estimated to be $120,000 to $125,000. It is estimated that the Company will spend $150,000 to $175,000 in total. The only remaining material expenditure the Company expects to make relates to the replacement of the current voice response unit estimated at $45,000. Year 2000 compliance is a complex issue and no assurances can be given that compliance will be achieved without any unplanned outlays that would affect future financial results.

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

In order to evaluate its asset/liability sensitivity, management employs a measurement tool which determines exposure to changes in interest rates by measuring the percentage change in net interest income due to changes in rates over a one-year time horizon. Management measures such percentage change assuming an instantaneous permanent parallel shift in the yield curve of 100 and 200 basis points, both upward and downward. The model uses an option-based pricing approach to estimate the sensitivity of mortgage loans. The most significant embedded option in these types of assets is the prepayment option of the borrowers. The model uses various prepayment assumptions depending upon the type of mortgage instrument (residential mortgages, commercial mortgages, mortgage-backed securities, etc.). Prepayment rates for mortgage instruments ranged form 5 to 45 CPR (Constant Prepayment Rate) as of September 30, 1999 and December 31, 1998. For administered rate core deposits (e.g. NOW and savings accounts), the model utilizes interest rate floors equal to 100 basis points below their current levels.

Utilizing this measurement concept, the interest rate risk of the Company, expressed as a percentage change in net interest income over a one-year time horizon due to changes in interest rates, at September 30, 1999 and December 31, 1998, was as follows:
                                                      Basis Point Change
                                                   +200   +100   -100      -200
At September 30, 1999                            (3.0%) (1.5%)   1.9%    (1.4)%
At December 31, 1998                             (9.5%) (4.8%)   3.9%      5.6%

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



   10.33 Agreement dated April 28, 1999 between the Company and Ronald W. Tragasz (incorporated by reference to Exhibit 10.34 of the Company's Form 10-Q filed with the Commission on August 15, 1999).
   10.34 Stock Option Agreement dated April 28, 1999 between the Company and Ronald W. Tragasz (incorporated by reference to Exhibit 10.34 of the Company's Form 10-Q filed with the Commission on August 15, 1999).
   10.35 Sublease with respect to Corporate Center (April, 1999) (incorporated by reference to Exhibit 10.34 of the Company's Form 10-Q filed with the Commission on August 15, 1999).
(1)10.36 Stock Option Agreement dated August 25, 1999 between the Company and Sherwin Koopmans.
(1)10.37 Stock Option Agreement dated August 25, 1999 between the Company and Glen Wherfel.
(1)10.38 Stock Option Agreement dated August 25, 1999 between the Company and George M. Ohlhausen.
(1)10.39 Stock Option Agreement dated August 25, 1999 between the Company and Avrom Goldfeder.
(1)10.40 Stock Option Agreement dated August 25, 1999 between the Company and Charles Freund.
(1)10.41 Stock Option Agreement dated August 25, 1999 between the Company and Norman Rich.
(1)27.1   Financial Data Schedule.

(1)  Filed herewith

(b)  Reports on Form 8K

     None



Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   Success Bancshares, Inc.
                                   (Registrant)



November 10, 1999                  /s/
-----------------------            ----------------------------
Date                               Wilbur G. Meinen
                                   President & Chief Executive Officer



November 10, 1999                  /s/
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



          10.19 of the Company's Form 10-Q filed with the Commission on November 13, 1998).
     10.20 Stock Option Agreement dated as of August 26, 1998 between the Company and Norman D. Rich (incorporated by reference to Exhibit
          10.20 of the Company's Form 10-Q filed with the Commission on November 13, 1998).
     10.21 Amendment No. 1 to Employment Agreement dated as of August 1, 1998 between the Bank and Marlene Sachs (incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).
     10.22 Stock Option Agreement dated as of August 26, 1998 between the Company and Avrom H. Goldfeder (incorporated by reference to Exhibit
          10.22 of the Company's Form 10-Q filed with the Commission on November 13, 1998).
     10.23 Stock Option Agreement dated as of August 26, 1998 between the Company and Glen Wherfel (incorporated by reference to Exhibit 10.23 of the Company's Form 10-Q filed with the Commission on November 13,
          1998).
     10.24 Employment Agreement dated as of December 16, 1998 between the Bank and Wilbur G. Meinen (incorporated by reference to Exhibit 10.24 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).
     10.25 Stock Option Agreement dated as of December 16, 1998 between the Company and Kurt C. Felde (incorporated by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).
     10.26 Stock Option Agreement dated as of December 16, 1998 between the Company and Wilbur G. Meinen (incorporated by reference to Exhibit
          10.26 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).
     10.27 Stock Option Agreement dated as of January 27, 1999 between the Company and Wilbur G. Meinen (incorporated by reference to Exhibit
          10.27 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).
     10.28 Success Bancshares, Inc. 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.28 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).
     10.29 Amendment No. 1 to 1995 Stock Option Plan (incorporated by reference to Exhibit 10.29 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).
     10.30 Restricted Stock Agreement dated as of December 16, 1998 between the Company and Wilbur G. Meinen (incorporated by reference to Exhibit
          10.30 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).
     10.31 Lease with respect to Chicago downtown branch banking facility (May, 1998) (incorporated by reference to Exhibit 10.31 of the Company's Annual Report on Form 10-K filed with the Commission on March 30,
          1999).
     10.32 Amendment No. 2 to Employment Agreement dated as of December 16, 1998 between the Bank and Christa N. Calabrese (incorporated by reference to Exhibit 10.32 of the Company's Form 10-Q filed with the Commission on May 13, 1999).
     10.33 Agreement dated April 28, 1999 between the Company and Ronald W. Tragasz.
     10.34 Stock Option Agreement dated April 28, 1999 between the Company and Ronald W. Tragasz.
     10.35 Sublease with respect to Corporate Center (April, 1999).



(1)10.36 Stock Option Agreement dated August 25, 1999 between the Company and Sherwin Koopmans.
(1)10.37 Stock Option Agreement dated August 25, 1999 between the Company and Glen Wherfel.
(1)10.38 Stock Option Agreement dated August 25, 1999 between the Company and George M. Ohlhausen.
(1)10.39 Stock Option Agreement dated August 25, 1999 between the Company and Avrom Goldfeder.
(1)10.40 Stock Option Agreement dated August 25, 1999 between the Company and Charles Freund.
(1)10.41 Stock Option Agreement dated August 25, 1999 between the Company and Norman Rich.
(1)27.1   Financial Data Schedule.

(1)  Filed herewith