Form 10-K
period 1999-12-31
SUCCESS BANCSHARES INC
filed 2000-03-29
CIK 1009569

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                     0-23235
                             COMMISSION FILE NUMBER

                            SUCCESS BANCSHARES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                           36-3497644
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                          Identification No.)

                     100 TRI STATE INTERNATIONAL - SUITE 300
                                  P.O. BOX 1499
                        LINCOLNSHIRE, ILLINOIS 60069-1499
                    (Address of principal executive offices)

                                 (847) 279-9000
               Registrant's telephone number, including area code:

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was approximately $28.5 million as of March 3, 2000. As of March 3, 2000, the registrant had outstanding 2,664,606 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1999, are incorporated by reference into Part II hereof and portions of the Proxy Statement for the registrant's Annual Meeting of Shareholders to be held on May 24, 2000, are incorporated by reference into Part III hereof.

                                TABLE OF CONTENTS



                                                      PART I

ITEM 1.    Business.......................................................................................   1 - 15
ITEM 2.    Properties.....................................................................................       16
ITEM 3.    Legal Proceedings..............................................................................       16
ITEM 4.    Submission of Matters to Vote of Security Holders..............................................       16



                                                      PART II

ITEM 5.    Market for Registrant's Common Equity and Related Stockholder Matters..........................       17
ITEM 6.    Selected Financial Data........................................................................       17
ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations..........       17
ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risk.....................................       17
ITEM 8.    Financial Statements and Supplementary Data....................................................       17
ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........       17



                                                      PART III

ITEM 10.   Directors and Executive Officers of the Registrant.............................................       18
ITEM 11.   Executive Compensation.........................................................................       18
ITEM 12.   Security Ownership of Certain Beneficial Owners and Management.................................       18
ITEM 13.   Certain Relationships and Related Transactions.................................................       18



                                                      PART IV

ITEM 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K................................  19 - 22
           Signatures ....................................................................................       23

PART I



ITEM 1.       BUSINESS


OVERVIEW

Success Bancshares, Inc., a Delaware corporation incorporated in 1984 (the "Company"), is a bank holding company headquartered in Lincolnshire, Illinois with total assets of over $497 million at December 31, 1999. The Company's common stock is quoted on the NASDAQ National Market System under the symbol "SXNB." Through its wholly-owned subsidiary, Success National Bank which was founded in 1973 (the "Bank"), the Company engages in full service community banking. The Bank is also headquartered in Lincolnshire, Illinois, located approximately 35 miles north of downtown Chicago, and, in addition to its headquarters, has nine additional branch offices. These banking facilities are located in Deerfield, Libertyville (2), Lincolnwood (2), Lincolnshire, Chicago-Lincoln Park, Skokie and Northbrook. Effective December 24, 1999, the Company closed its Chicago Loop branch. In addition, the Company has entered into a contract to sell its Arlington Heights branch property on February 22, 2000. This sale transaction, which includes the branch building and equipment, will generate a gain estimated at $75 thousand. Both the Loop and Arlington Heights branches, which were open for 21 months and 31 months, respectively, were unable to secure sufficient business to warrant their continued operation. The lease on the Company's Deerfield/Riverwoods branch, which space was used primarily for loan origination and processing, was not renewed in October 1999. Employees from the Deerfield/Riverwoods branch were moved to the newly leased corporate center. The Company's corporate center is currently staffed with approximately 115 employees.

The Company provides community banking services to individuals, small-to-medium-sized businesses, local governmental units and institutional clients primarily in the northern Chicagoland area. These services include traditional checking, NOW, money market, savings and time deposit accounts, as well as a number of innovative deposit products targeted to specific market segments. The Bank offers home equity, home mortgage, commercial real estate, commercial and consumer loans, safe deposit facilities and other innovative and traditional services specially tailored to meet the needs of customers in its target markets. The Company's goal is to continue to offer innovative, attractive financial products to businesses and individuals in its target markets. The Bank maintains its own home page on the World Wide Web (http://www.successbank.com) and enables consumers to access information regarding branch locations, deposit and loan rates and economic forecasts. The Bank's principal business activities are competitive with other financial services providers offering a wide array of financial products and services. The competitors include other banks, savings and loan associations, credit unions, brokerage firms, finance companies, insurance companies, mutual funds and mortgage bankers. Competition is generally in the form of interest rates and points charged on loans, interest rates paid on deposits, service charges, banking hours and other service-related products.

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements, including the accompanying notes, which appear in the Company's 1999 Annual Report, filed as an exhibit to this Form 10-K.


STATISTICAL INFORMATION

Interest Earning Assets and Interest Bearing Liabilities

The following table sets forth the average daily balances, net interest income and expense and average yields and rates for the Company's interest earning assets and interest bearing liabilities for the indicated years on a tax-equivalent basis assuming a 34% tax rate.

                                                                               YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------------------------------------------
                                                              1999                       1998                       1997
                                                   -------------------------- --------------------------  -------------------------
                                                   AVERAGE            YIELD/  AVERAGE            YIELD/   AVERAGE           YIELD/
                                                   BALANCE   INTEREST  RATE   BALANCE   INTEREST  RATE    BALANCE  INTEREST  RATE
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS

Loans (1) & (2) .................................  $382,812  $ 32,033  8.37%  $331,878  $ 28,970  8.73%  $239,084  $ 21,755  9.10%
Taxable investment securities ...................    26,090     1,548  5.93     40,130     2,317  5.77     38,801     2,318  5.97
Investment securities exempt from
   Federal income taxes (1) .....................    12,773       923  7.23     12,798       939  7.34      8,214       613  7.46
Interest bearing deposits with financial
   institutions..................................     3,687       181  4.91      5,349       283  5.29      4,032       215  5.33
Other interest earning assets ...................     6,694       343  5.12      5,398       301  5.58      3,576       208  5.82
-----------------------------------------------------------------------------------------------------------------------------------
Total interest earning assets ...................   432,056  $ 35,028  8.11%   395,553  $ 32,810  8.29%   293,707  $ 25,109  8.55%
Non-interest earning assets .....................    33,737                     31,685                     25,335
-----------------------------------------------------------------------------------------------------------------------------------
    Total assets ................................  $465,793                   $427,238                   $319,042
===================================================================================================================================

LIABILITIES & SHAREHOLDERS' EQUITY

Deposits:
   NOW & money market accounts ..................  $166,065  $  6,593  3.97%  $131,681  $  5,976  4.54%  $ 88,652  $  3,114  3.51%
   Savings deposits .............................    22,769       459  2.02     21,104       667  3.16     19,946       640  3.21
   Time deposits ................................   145,115     7,677  5.29    163,139     8,622  5.29    127,236     7,436  5.84
Notes payable ...................................         -         -  -             -         -  -         4,249       363  8.54
Other borrowings ................................    40,704     2,693  6.62     28,873     1,919  6.65     20,978     1,308  6.24
-----------------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities ..............   374,653    17,422  4.65    344,797    17,184  4.98    261,061    12,861  4.93
Demand deposits - non-interest bearing ..........    56,354                     48,044                     40,868
Other non-interest bearing liabilities ..........     3,011                      2,674                      2,560
Minority interest in subsidiary bank ............         -                          -                        544
Shareholders' equity.............................    31,775                     31,723                     14,009
-----------------------------------------------------------------------------------------------------------------------------------
    Total liabilities & shareholder's equity.....   465,793                   $427,238                   $319,042
===================================================================================================================================

Net interest income..............................            $ 17,606                   $ 15,626                   $ 12,248
===================================================================================================================================

Net interest margin..............................                      4.07%                      3.95%                      4.17%
===================================================================================================================================

----------------------

(1) Tax-exempt income as reflected on a fully tax equivalent basis utilizing a 34% rate for all years presented.
(2)  Non-accrual loans are included in average loans.

The increase in average interest earning assets of $36.5 million to $432.1 million for the year ended December 31, 1999, is primarily attributable to the Company's loan growth. The average balance of loans during 1999 was $382.8 million, compared with $331.9 million for 1998, an increase of $50.9 million or 15.3%. Average taxable investment securities decreased $14.0 million or 35.0% during 1999 to $26.1 million as compared to $40.1 million for 1998.

The increase in the loan portfolio during this period was due to increased loan demand primarily in commercial and commercial real estate loans. At December 31, 1999 commercial loans increased $26.6 million to $129.2 million, or 26.0%, from December 31, 1998. For 1999, commercial real estate loans increased $34.7 million, or 36.0%, to $131.1 million as compared to $96.4 million at year end 1998.

The Company's loan growth was funded primarily with non-interest bearing deposits and borrowings. Non-interest bearing deposits at December 31, 1999 increased $7.0 million to $60.6 million, or 13.1%, from December 31, 1998. Borrowings at December 31, 1999, including a $15.0 million trust preferred securities issuance in May 1998, increased $32.6 million to $69.1 million, or 89.3%, over December 31, 1998.

Rate/Volume Analysis

The following table sets forth the affects of changing rates and volumes on net interest income of the Company. Information is provided with respect to (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume). Changes in rate/volume (change in rate multiplied by change in volume) have been allocated to the rate and volume categories in proportion to the relationship of the absolute dollar amounts of the change in each.

                                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------------------------------------
                                                                     1999 OVER 1998                   1998 OVER 1997
                                                              -----------------------------    ----------------------------
                                                               CHANGE DUE TO        TOTAL       CHANGE DUE TO       TOTAL
                                                              VOLUME      RATE      CHANGE     VOLUME      RATE     CHANGE
---------------------------------------------------------------------------------------------------------------------------
                                                                                (dollars in thousands)
INTEREST EARNING ASSETS:

Loans (1) ................................................... $ 4,301    $(1,238)   $ 3,063    $ 8,133   $  (918)   $ 7,215
Taxable investment securities ...............................    (831)        62       (769)        78       (79)        (1)
Investment securities exempt from Federal income taxes (1)...      (2)       (14)       (16)       337       (11)       326
Interest bearing deposits with financial institutions .......     (83)       (19)      (102)        70        (2)        68
Federal funds sold (Other interest earning assets) ..........      68        (26)        42        102        (9)        93
---------------------------------------------------------------------------------------------------------------------------
    Total increase (decrease) in interest income ............ $ 3,453     (1,235)     2,218      8,720    (1,019)     7,701
---------------------------------------------------------------------------------------------------------------------------

INTEREST BEARING LIABILITIES:

NOW & money market accounts ................................. $ 1,428    $  (811)       617    $ 1,787   $ 1,075      2,862
Savings deposits ............................................      49       (257)      (208)        37       (10)        27
Time deposits ...............................................    (954)         9       (945)     1,948      (762)     1,186
Notes payable ...............................................                                     (181)     (182)      (363)
Other borrowings ............................................     783         (9)       774        520        91        611
---------------------------------------------------------------------------------------------------------------------------
    Total increase (decrease) in interest expense ...........   1,306     (1,068)       238      4,111       212      4,323
---------------------------------------------------------------------------------------------------------------------------
    Increase (decrease) in net interest income .............. $ 2,147    $  (167)   $ 1,980    $ 4,609   $(1,231)   $ 3,378
===========================================================================================================================

---------------------------------------
(1) Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34% rate for all periods presented.

Securities

The following table sets forth certain information with respect to the Company's securities portfolio.


                                                                         DECEMBER 31,
                                                   ----------------------------------------------------------
                                                          1999               1998                1997
                                                   ------------------  ------------------  ------------------
                                                   AMORTIZED   FAIR    AMORTIZED   FAIR    AMORTIZED   FAIR
                                                      COST     VALUE      COST     VALUE      COST     VALUE
-------------------------------------------------------------------------------------------------------------
                                                                     (dollars in thousands)
SECURITIES AVAILABLE-FOR-SALE:
   U.S. Treasury .................................. $ 4,989   $ 4,940   $ 5,201   $ 5,215   $ 3,775   $ 3,792
   U.S. government sponsored entities .............   6,926     6,831     4,251     4,276     3,346     3,301
   States and political subdivisions;
     Taxable ......................................   1,668     1,690     1,732     1,881         -         -
     Exempt from Federal income taxes .............  11,138    10,989    12,995    13,191     4,437     4,442
   Mortgage-backed securities .....................   7,197     7,072    10,691    10,788     7,019     7,054
   SBA guaranteed loan participation certificates..     850       829     2,304     2,290     3,221     3,238
   Other securities ...............................   3,767     3,978     3,141     3,396       182       263
-------------------------------------------------------------------------------------------------------------
       Total ...................................... $36,535   $36,329   $40,315   $41,037   $21,980   $22,090
=============================================================================================================


SECURITIES HELD-TO-MATURITY:
   U.S. Treasury .................................. $         $         $     -   $     -   $   246   $   248
   U.S. government sponsored entities .............                           -         -    14,754    14,962
   States and political subdivisions
     Taxable ......................................                           -         -     1,791     1,899
     Exempt from Federal income taxes .............                           -         -     6,506     6,702
   Mortgage-backed securities .....................                           -         -     5,148     5,409
   Other securities ...............................                           -         -     3,219     3,219
-------------------------------------------------------------------------------------------------------------
       Total ...................................... $         $         $     -   $     -   $31,664   $32,439
=============================================================================================================

Securities of a Single Issuer

There were no securities of any single issuer, other than the U.S. Treasury or U.S. government sponsored entities, which had a book value in excess of ten percent of shareholders' equity at December 31, 1999. Securities, Maturities and Yields

The following table sets forth maturities and the weighted average yields of the securities at December 31, 1999.

                                                                             MATURITY
                                    --------------------------------------------------------------------------------------------
                                      DUE IN ONE YEAR        DUE AFTER ONE YEAR    DUE AFTER FIVE YEARS
                                          OR LESS            THROUGH FIVE YEARS      THROUGH TEN YEARS       DUE AFTER TEN YEARS
                                    --------------------------------------------------------------------------------------------
                                              Weighted                Weighted                Weighted                 Weighted
                                               Average                 Average                 Average                  Average
                                     Balance    Yield        Balance    Yield        Balance    Yield        Balance     Yield
--------------------------------------------------------------------------------------------------------------------------------
                                                                     (dollars in thousands)
AVAILABLE-FOR-SALE:
U.S. Treasury....................... $ 2,970     5.19        $ 1,970     5.07        $     -                 $     -
U.S. government sponsored entities..     496     5.19          6,106     6.03            229     6.08          2,559     6.07
State and political subdivisions (1)     691     4.58          5,084     4.86          4,244     5.08            536     6.32
Mortgage-backed securities..........     414     6.48          4,341     6.47          1,780     6.37                    6.37
SBA guaranteed loan
   participation certificates (2)...      54     7.11             88     7.04            110     7.04            577     7.01
Other securities....................      50     9.00            400     8.24                                  3,528     5.73
--------------------------------------------------------------------------------------------------------------------------------
                                     $ 4,675     5.28        $17,989     5.76        $ 6,364     5.51        $ 7,301     6.00
================================================================================================================================

-------------------------
(1) The yield is reflected on a fully tax equivalent basis utilizing a 34% tax rate.
(2)  These securities are presented based on contractual maturities.

Loan Portfolio

The loan portfolio is the largest category of the Company's interest earning assets. At December 31, 1999 the ratio of total loans to total assets was 86.3% as compared to a ratio of 79.7% at December 31, 1998.

The following table sets forth the historical composition of the loan portfolio.

                                                                         December 31,
                              ----------------------------------------------------------------------------------------------------
                                     1999                1998                 1997                1996                1995
                              ------------------- ------------------- -------------------- -------------------  ------------------
                                       Percent of          Percent of           Percent of          Percent of          Percent of
                               Amount   Portfolio  Amount   Portfolio  Amount    Portfolio  Amount   Portfolio   Amount  Portfolio
----------------------------------------------------------------------------------------------------------------------------------
                                                                    (dollars in thousands)
Commercial................... $129,233    30.13%  $102,592    27.34%  $ 87,506     30.21%  $ 58,912    28.68%   $ 45,217   26.14%
Real estate - construction...   19,422     4.53%    15,517     4.14     13,409      4.63     12,282     5.98      12,821    7.41
Real estate - mortgages......  197,587    46.06%   168,833    45.00    106,120     36.64     84,920    41.34      68,227   39.44
Home equity..................   74,936    17.47%    78,384    20.89     72,944     25.18     43,193    21.03      37,820   21.86
Installment..................    7,385     1.72%     9,433     2.51      9,253      3.19      5,615     2.73       8,655    5.00
Credit cards.................      373     0.09%       456     0.12        432      0.15        503     0.24         261    0.15
----------------------------------------------------------------------------------------------------------------------------------
     Total gross loans.......  428,936   100.00%   375,215   100.00%   289,664    100.00%   205,425   100.00%    173,001  100.00%
                                         =======             =======              =======             =======             =======

Unearned discount............        -                   -                   -                   (2)                  (3)
Net deferred loan fees.......      205                 135                (187)                (261)                (223)
Unaccreted discount from
   loss on transfer of loans
   from held-for-sale to
   portfolio.................     (204)               (263)               (373)                (438)                (451)
----------------------------------------------------------------------------------------------------------------------------------
Loans, net of unearned
   discount and net deferred
   loan fees.................  428,937             375,087             289,104              204,724              172,324
Allowance for loan losses....   (4,269)             (3,824)             (2,079)              (1,425)              (1,189)
----------------------------------------------------------------------------------------------------------------------------------
   Net loans................. $424,668            $371,263            $287,025             $203,299             $171,135
==================================================================================================================================

Commercial Loans: Commercial loans are written with either adjustable interest rates to match variable rate funding sources or fixed interest rates. At December 31,1999, the adjustable rate commercial loans represented approximately 68.2% of total commercial loans. Total commercial loans increased $26.6 million to $129.2 million at December 31, 1999, as the Company continued to actively pursue commercial loan relationships. Commercial loans represented 30.1% of the total loan portfolio at December 31, 1999, as compared to 27.3% of the total loan portfolio at December 31, 1998.

Real Estate Mortgage Loans: Real estate mortgage loans, which consist of residential and commercial loans secured by real estate, totaled $197.6 million at December 31, 1999, compared to $168.8 million at December 31, 1998. This increase is primarily associated with growth during 1999 of $34.7 million or 36.0% in commercial mortgage loans to $131.1 million at December 31, 1999 as compared to December 31, 1998. Residential real estate loans decreased $6.0 million, or 8.2%, to $66.5 million as compared to December 31, 1998.

Home Equity Loans: Home equity loans decreased $3.4 million, or 4.4%, from December 31, 1998 and were $74.9 million at December 31, 1999. At December 31, 1999, home equity loans accounted for 17.5% of the total loan portfolio, compared to 20.9% of the total loan portfolio at December 31, 1998. The majority of the Company's home equity loans feature a fixed rate for three years, adjusting to prime thereafter.

The Bank has no concentrations of loans to borrowers engaged in the same or similar industries that exceed 10% of total loans. The Company attempts to direct its lending activities to the target markets from which its deposits are drawn.

Loan Maturities

The following table sets forth the maturities of commercial and real estate construction loans outstanding at December 31, 1999. Also set forth are the amounts of such loans due after one year, classified according to sensitivity to changes in interest rates.

                                                                           MATURITY
                                               -----------------------------------------------------------------
                                                DUE IN ONE      DUE AFTER ONE YEAR
                                               YEAR OR LESS     THROUGH FIVE YEARS        DUE AFTER FIVE YEARS       TOTAL
                                               ------------  ------------------------  -------------------------   ----------
                                                                    (dollars in thousands)
                                                                           FLOATING                    FLOATING
                                                                FIXED        RATE         FIXED          RATE
                                                             -----------  -----------  -----------    ----------
Commercial and real estate construction loans..  $ 108,828    $  14,298    $  14,310    $   8,057     $   3,162    $ 148,655
                                               ============  ===========  ===========  ===========    ==========   ==========

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

                                                                                    DECEMBER 31,
                                                     ------------------------------------------------------------------------
                                                          1999           1998           1997           1996            1995
                                                     ------------------------------------------------------------------------
                                                                              (dollars in thousands)
Nonaccrual loans ...................................     $1,486         $  268         $1,479        $      -         $   13
Restructured loans .................................          -              -              -               -              -
Loans 90 days or more past due, still accruing .....        222             81            341             118            626
-----------------------------------------------------------------------------------------------------------------------------
     Total non-performing loans ....................     $1,708         $  349         $1,820        $    118         $  639
-----------------------------------------------------------------------------------------------------------------------------
Non-performing loans to loans, net of unearned
   discount and net deferred loan fees .............       0.40%          0.09%          0.63%           0.06%          0.37%

Non-performing loans to allowance for loan losses...      40.01%          9.13%         87.54%           8.28%         53.74%

Management is aggressively pursuing collection efforts with respect to non-performing loans.

Loans with principal or interest payments contractually due but not yet paid are reviewed by senior management on a weekly basis and are placed on nonaccrual status when scheduled payments remain unpaid for 90 days or more, unless, in the judgement of management, the loan is both well-secured and in the process of collection. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. Restructured loans include troubled debt restructuring (which involved forgiving a portion of interest or principal on any loans or making loans at a rate materially less than the market rate). The Company had no restructured loans at December 31, 1999.

Potential Problem Loans

In addition to those loans disclosed under "Non-performing Loans," there are certain loans in the portfolio which management has identified, through its problem loan identification system which exhibit a higher than normal credit risk. Management's review of the total loan portfolio to identify loans where there is concern that the borrower will not be able to continue to satisfy present loan repayment terms includes factors such as review of individual loans, recent loss experience and current economic conditions. Loans in this category include those with characteristics such as those that have recent adverse operating cash flow or balance sheet trends, or have general risk characteristics that the loan officer believes might jeopardize the future timely collection of principal and interest payments. The principal amount of loans in this category as of December 31, 1999 and December 31, 1998 were approximately $2.3 million and $812 thousand, respectively. The loans classified as potential problem loans at December 31, 1998 were either repaid or upgraded during 1999. At year-end 1999, loans in the amounts of $1.1 million and $895 thousand comprised a majority of the $2.3 million classified as potential problem loans. Early in the year 2000, a $304 thousand prepayment was received on the larger loan. At December 31, 1999, there were no significant loans which were classified by any bank regulatory agency that are not included above as non-performing or as a potential problem loan.

Other Real Estate Owned

The Bank had one property totaling $50 thousand in other real estate owned at December 31, 1999. At December 31, 1998 other real estate owned was comprised of two commercial strip centers with combined balances of $435 thousand.

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

Set forth in the following table is an analysis of the allowance for loan losses.

                                                                   YEAR ENDED DECEMBER 31,
                                             --------------------------------------------------------------------
                                               1999           1998           1997           1996           1995
                                             --------------------------------------------------------------------
                                                                   (dollars in thousands)
Allowance at beginning of period .........    $3,824         $2,079         $1,425         $1,189         $1,000
Charge-offs:
   Commercial ............................       768            185             71             49              -
   Real estate - construction ............         -              -              -              -              -
   Real estate - mortgage ................        50              -              -              -              -
   Home equity ...........................         -              -              -              -              -
   Installment ...........................        18             13             23             20              4
   Credit cards ..........................         6              9             55              9             15
-----------------------------------------------------------------------------------------------------------------
Total charge-offs ........................       842            207            149             78             19
-----------------------------------------------------------------------------------------------------------------


Recoveries:
   Commercial ............................       106              2             22              -              -
   Real estate - construction ............         -              -              -              -              -
   Real estate - mortgage ................         -              -              -              -              -
   Home equity ...........................         -              -              -              -              -
   Installment ...........................         -              5             15              3              -
   Credit cards ..........................         1              2              -              1              1
-----------------------------------------------------------------------------------------------------------------
Total recoveries .........................       107              9             37              4              1
-----------------------------------------------------------------------------------------------------------------
Net charge-offs ..........................       735            198            112             74             18
Provision for loan losses ................     1,180          1,943            766            310            207
-----------------------------------------------------------------------------------------------------------------
Allowance at end of period ...............    $4,269         $3,824         $2,079         $1,425         $1,189
=================================================================================================================
Allowance to loans, net of unearned
   discount and net deferred loan fees ...      1.00%          1.02%          0.72%          0.70%          0.70%
Net charge-offs to average net loans .....      0.19%          0.06%          0.05%          0.04%          0.01%

The loan loss provision of $1.2 million in 1999 reflects a decrease of $763 thousand from the 1998 provision. In 1998, management determined that the appropriate level for the allowance for loan losses was approximately $3.8 million necessitating a material provision for loan losses of $1.9 million during the year.

The following table presents management's allocation of the allowance for loan losses.

                                                                       DECEMBER 31,
                             ---------------------------------------------------------------------------------------------------
                                   1999                 1998               1997                1996                 1995
                             ------------------  ------------------ -------------------  ------------------  -------------------
                                     PERCENT OF          PERCENT OF          PERCENT OF          PERCENT OF           PERCENT OF
                                      LOANS OF            LOANS OF            LOANS OF            LOANS OF             LOANS OF
                                        EACH                EACH                EACH                EACH                 EACH
                                      CATEGORY            CATEGORY            CATEGORY            CATEGORY             CATEGORY
                                      TO TOTAL            TO TOTAL            TO TOTAL            TO TOTAL             TO TOTAL
                              AMOUNT    LOANS     AMOUNT    LOANS    AMOUNT     LOANS     AMOUNT    LOANS     AMOUNT     LOANS
--------------------------------------------------------------------------------------------------------------------------------
                                                                  (dollars in thousands)
Commercial...................$ 2,288    30.13%   $ 1,242    27.34%  $   829     30.21%   $   597    28.68%   $   596     26.14%
Real estate - construction...      -     4.53%         -     4.14         -      4.63          -     5.98          -      7.41
Real estate - mortgage.......     99    46.06%        64    45.00       118     36.64         59    41.34         37     39.44
Installment..................     61     1.72%        91     2.51        56      3.19         34     2.73         36      5.00
Home equity..................    732    17.47%       635    20.89       387     25.18        224    21.03        190     21.86
Credit cards.................      -     0.09%        10     0.12         5      0.15         12     0.24          7      0.15
Unallocated..................  1,089               1,782        -       684         -        499        -        323         -
--------------------------------------------------------------------------------------------------------------------------------
     Total...................$ 4,269   100.00%   $ 3,824   100.00%  $ 2,079    100.00%   $ 1,425   100.00%   $ 1,189    100.00%
================================================================================================================================

Control of the Company's loan quality is continually monitored by management and is reviewed by the Board of Directors and loan committee of the Bank on a monthly basis, subject to the oversight by the Company's Board of Directors through its members who serve on the loan committee. Independent external review of the loan portfolio is provided by the examinations conducted by regulatory authorities and an independent loan review. The amount of additions to the allowance for loan losses, which are charged to earnings through the provision for loan losses, are determined based on a variety of factors, including actual charge-offs during the year, historical loss experience, delinquent loans, and an evaluation of current and prospective economic conditions in the Company's market area. Although management believes the allowance for loan losses is adequate to cover any potential losses, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future.

Deposits

Average total deposits were $390.3 million for the year ended December 31, 1999, an increase of $26.3 million or 7.2% from 1998. The increase in deposits occurred primarily as a result of improved marketing initiatives and rate promotions.

The following table sets forth the maturities of certificates of time deposit of $100,000 or more and other time deposits of $100 thousand or more at December 31, 1999.

                                                          DECEMBER 31, 1999
                                                       ----------------------
                                                       (dollars in thousands)
      Maturing within three months..................       $    11,653
      After three but within six months.............            11,242
      After six but within twelve months............            15,795
      After twelve months...........................             5,811
                                                       ----------------------
           Total....................................       $    44,501
                                                       ======================

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are overnight repurchase agreements with customers of the Bank and consist of primarily U.S. government sponsored entity obligations.

The securities underlying the agreements are book-entry securities. During the period, the securities were delivered by appropriate entry into a third-party custodian's account designated by the Bank under a written custodial agreement that explicitly recognizes the customer's interest in the securities. At December 31, 1999, no material amount of agreements to repurchase securities sold were outstanding with any individual customer. Securities sold under agreements to repurchase averaged $5.4 million during both 1999 and 1998, respectively, and the maximum amounts outstanding at any month-end during 1999 and 1998 were $7.1 million and $6.4 million, respectively. The weighted average rate paid during 1999 and 1998 was 3.78% and 4.15%, respectively, and the weighted average rate at the end of 1999 and 1998 was 4.43% and 3.92%.


YEAR 2000 ISSUES

The year 2000 was the first century date change ever for an automated society. For years, information systems were designed using a two-digit date field. This practice has created an environment in which older generation software programs may not be able to discern the difference between the year 2000 and the year 1900. This problem could result in the failure of computers and/or information systems. Due to its reliance on both computers and information systems, in early 1998, the Company began the process of identifying and assessing the degree to which its hardware and software would be impacted by the date change. As a result of the efforts described below, the Company experienced no year 2000 related problems.

A committee, comprised of representatives from all major operating areas, was created to assess whether or not the Company's internal and external systems, particularly those that are mission-critical, are year 2000 compliant. The committee developed and adopted an action plan that addressed the Company's year 2000 renovation, testing, contingency planning and management review process. In addition the Company developed a due diligence process to monitor and evaluate the efforts of external third party suppliers to achieve year 2000 readiness. The committee developed and implemented a written testing plan for both internal and external mission-critical systems and finalized substantially all testing of internal mission-critical systems by December 31, 1998. A business resumption contingency plan that defines scenarios for mission-critical systems failing to achieve year 2000 readiness and evaluates the Company's options was completed by the committee during 1999.

The Company was committed to year 2000 compliance and, as such, undertook steps to educate its customers in identifying potential year 2000 problems. A year 2000 risk assessment of borrowers with loans in excess of $100 thousand was completed. The Company was satisfied that these borrowers represented a low year 2000 risk.

It is estimated that the Company spent approximately $140 thousand in total in preparation for year 2000 compliance.




COMPETITION

The Company competes in the commercial banking industry through its subsidiary, the Bank, in the communities it serves. The commercial banking industry is highly competitive, and the Bank faces strong direct competition for deposits, loans, and other financial-related services. The Bank competes directly in Cook and Lake Counties with other commercial banks, thrifts, credit unions, stockbrokers, and the finance divisions of automobile companies. Factors which affect competition generally include the general and local economic conditions, current interest rate levels and volatility in the mortgage markets. Some of these competitors are local, while others are statewide or nationwide. The Bank has developed a community banking and marketing strategy. In keeping with this strategy, the Bank provides highly personalized and responsive service characteristic of locally-owned and managed institutions. As such, the Bank competes for other deposits principally by offering depositors a variety of deposit programs, convenient office locations, hours and other services. The Bank competes for loan originations primarily through the interest rates and loan fees it charges, the efficiency and quality of services it provides to borrowers and the variety of its loan products. Some of the financial institutions and financial services organizations with which the Bank competes are not subject to the same degree of regulation as that imposed on bank holding companies and national banking associations. In addition, the larger banking organizations have significantly greater resources than those that will be available to the Bank. As a result, such competitors have advantages over the Bank in providing certain non-deposit services. Currently, major competitors in certain of the Bank's markets include Harris Trust and Savings Bank, The Northern Trust Company, American National Bank, LaSalle Bank, N.A., BankOne and Bank of America.


EMPLOYEES

As of December 31, 1999, the Company had 185 full-time equivalent employees. The employees are not represented by a collective bargaining unit. The Company considers its relationship with its employees to be good.


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

On November 12, 1999, President Clinton signed legislation that will allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. Under the Gramm-Leach-Bliley Act (the "Act"), a bank holding company that elects to become a financial holding company may engage in any activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is (i) financial in nature, (ii) incidental to any such financial activity, or (iii) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the Federal Reserve under section 4(c)(8) of the Bank Holding Company Act. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well-capitalized, well-managed and have at least a satisfactory rating under the Community Reinvestment Act.




National Banks are also authorized by the Act to engage, through "financial subsidiaries," in any activity that is permissible for a financial holding company (as described above) and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity, except (i) insurance underwriting, (ii) real estate development or real estate investment activities (unless otherwise permitted by law), (iii) insurance company portfolio investments and (iv) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank's outstanding investments in financial subsidiaries). The Act provides that state banks may invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law) subject to the same conditions that apply to national bank investments in financial subsidiaries.

At this time, the Company is unable to predict the impact the Act may have on the Company or the Bank. Various bank regulatory agencies have begun issuing proposed regulations as mandated by the Act. On January 19, 1999, the Federal Reserve issued an interim rule, which sets forth procedures by which bank holding companies may become financial holding companies, the criteria necessary for such a conversion, and the Federal Reserve's enforcement powers should a holding company fail to maintain compliance with the criteria. That same day the Office of the Comptroller of the Currency issued a proposed rule discussing the procedures by which national banks may establish financial subsidiaries as well as the qualifications and safeguards that will be required. Both rules became effective on March 11, 2000, the effective day of the Act.

The Act limits the nonbanking activities of unitary savings and loan holding companies by generally prohibiting any savings and loan holding company from engaging in any activity other than activities that (i) are currently permitted for multiple savings and loan holding companies or (ii) are permissible for financial holding companies (as described above) (collectively "permissible activities"). The Act also generally prohibits any company from acquiring company control of a savings association or savings and loan holding company unless the acquiring company engages solely in permissible activities. The Act creates an exemption from the general prohibitions for unitary savings and loan holding companies in existence, or formed pursuant to an application pending before the Office of Thrift Supervision, on or before May 4, 1999.


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

As of December 31, 1999, the Company had a Tier 1 Ratio of 10.83%, a Total Risk-Based Capital Ratio of 13.18% and a Tier 1 capital to total average assets ratio (leverage ratio) of 8.87%.

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

Capital Requirements.

The OCC has established the following minimum capital standards for national banks, such as the Bank: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks within minimum requirements of 4% to 5% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. For purposes of these capital standards, Tier 1 capital and total capital consists of substantially the same components as Tier 1 capital and total capital under the Federal Reserve's capital guidelines for bank holding companies. See "--Bank Holding Company Regulation--Capital Requirements."

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

During the year ended December 31, 1999, the Bank was not required by the OCC to increase its capital to an amount in excess of the minimum regulatory requirement. As of December 31, 1999, the Bank exceeded its minimum regulatory capital requirements with a leverage ratio of 8.00% and a risk-based capital ratio of 10.95%.

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

During 1999, the Bank was assessed at an average annual rate of [0]% of deposits. Deposit insurance may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

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

Federal Reserve System.

The Bank is subject to Federal Reserve regulations requiring depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve regulations generally require 3.0% reserves must be maintained against total transaction accounts of $44.3 million or less plus 10.0% on the remainder. The first $5.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements.

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


FORWARD LOOKING STATEMENTS

Statements made about the Company's future economic performance, strategic plans or objectives, revenues or earnings projections, or other financial items and similar statements throughout this annual report or Form 10-K including without limitation in Item 1. are not guarantees of future performance, but are forward looking statements. By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those in the statements. Important factors that might cause the Company's actual results to differ materially include, but are not limited to, the following:

-    Federal and state legislative and regulatory developments;
- The impact of continued loan and deposit promotions on the Company's net interest margin;
-    The impact of opening, staffing and operating new branch facilities;
- Changes in management's estimate of the adequacy of the allowance for loan losses;
-    Changes in the level and direction of loan delinquencies and write-offs;
- Interest rate movements and their impact on customer behavior and the Company's net interest margin;
- The impact of repricing and competitors' pricing initiatives on loan and deposit products;
- The Company's ability to adapt successfully to technological changes to meet customers' needs and developments in the marketplace;
-    The Company's ability to access cost effective funding; and
-    Changes in financial markets and general economic conditions.

ITEM 2.  PROPERTIES

The Company and the Bank are headquartered in Lincolnshire, Illinois. In addition to its headquarters the Bank has nine branch facilities located in Deerfield, Libertyville (2), Lincolnwood (2), Chicago-Lincoln Park, Lincolnshire, Skokie and Northbrook, Illinois.

The table below summarizes the Company's owned and leased facilities.

                                                                                       Approximate
             Location                             Type of Facility                   Square Footage             Expiration Date
-----------------------------------    ----------------------------------------    --------------------       --------------------
Lincolnshire, IL                       Corporate headquarters                             26,578              October 2003
Lincolnshire, IL                       Branch                                             11,760              Owned
Lincolnwood, IL                        Branch                                              8,760              Owned
Lincolnwood/International, IL          Branch                                              1,900              October 2001
Chicago/Lincoln Park, IL               Branch                                              1,967              April 2003
Libertyville, IL                       Branch                                              8,100              Owned
Libertyville, IL                       Branch                                              6,250              Owned
Northbrook, IL                         Branch                                              4,100              November 2000
Deerfield/Downtown, IL                 Branch                                              2,200              Owned
Skokie, IL                             Branch                                                648              March 2001


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 1999.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required in response to this item is contained in the Company's Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," within the heading "Asset/Liability Management."


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

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required in response to this item will be contained in the Company's definitive Proxy Statement (the "Proxy Statement") for its Annual Meeting of Shareholders to be held May 24, 2000, under the captions "General Information-Section 16(a) Beneficial Ownership Reporting Compliance," "Election of Directors" and "Executive Officers" and is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

The information required in response to this item will be contained in the Company's Proxy Statement under the caption "Executive Compensation" and is incorporated herein by reference.


ITEM 12. SECURITY-OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required in response to this item will be contained in the Company's Proxy Statement under the caption "General Information
Security-Ownership of Principal Holders and Management" and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required in response to this item will be contained in the Proxy Statement under the caption "Election of Directors - Certain Relationships and Related Transactions," and is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this Report:

         1., 2.   Financial Statements and Schedules

                  The Consolidated Financial Statements are incorporated by reference to the following pages from the 1999 Annual Report to Shareholders, attached hereto as Exhibit 13.1:

                                                                                                                   Page
                                                                                                                   ----
                  Report of Independent Auditors..........................................................           17
                  Report of Consolidated Balance Sheets...................................................           18
                  Report of Consolidated Statements of Income.............................................           19
                  Report of Consolidated Statements of Shareholders' Equity...............................           20
                  Report of Consolidated Statements of Cash Flows                                                    21
                  Report of Notes to Consolidated Financial Statements....................................        22-34

                  No financial statement schedules are required to be filed with this report.

         3.       Exhibits


         3.1 Second Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Securities and Exchange Commission (the "Commission") on July 31, 1997).

         3.1.1 Certificate of Designations of Series B Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1.1 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Securities and Exchange Commission (the "Commission") on July 31, 1997).

         3.2      By-laws of the Company (incorporated by reference to Exhibit
                  3.2 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).

         3.2.1    Amendment No. 1 to By-laws (incorporated by reference to
                  Exhibit 3.2.1 of the Company's Form 10-Q filed with the Commission on May 13, 1999).

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

      (1)10.1 Success Bancshares, Inc. 1995 Employee Stock Option Plan (incorporated by reference to Exhibit 10.2 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).

      (1)10.2 Employment Agreement between the Bank and Laurie K. Breitenstein dated as of April 15, 1999 (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q filed with the Commission on August 15, 1999).

         10.3 Success Bancshares, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).

         10.4 Lease with respect to Lincolnwood branch banking facility (October, 1991) (incorporated by reference to Exhibit 10.5 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Securities and Exchange Commission on July 31,
                  1997).

         10.5 Lease with respect to Lincoln Park branch banking facility (April, 1993) (incorporated by reference to Exhibit 10.6 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).

         10.6 Lease with respect to Northbrook branch banking facility (December, 1994) (incorporated by reference to Exhibit 10.7 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).

      (1)10.7 Employment Agreement between the Bank and Christa N. Calabrese dated as of August 1, 1998, as amended (incorporated by reference to Exhibit 10.9 of the Company's Form 10-Q filed with the Commission on November 13, 1998).

      (1)10.8 Employment Agreement between the Bank and Kurt C. Felde dated as of August 1, 1998, as amended (incorporated by reference to Exhibit 10.10 of the Company's Form 10-Q filed with the Commission on November 13, 1998).

      (1)10.9 Employment Agreement between the Bank and Ronald W. Tragasz dated as of August 1,1 998, as amended (incorporated by reference to Exhibit 10.11 of the Company's Form 10-Q filed with the Commission on November 13, 1998).

      (1)10.10 Employment Agreement between the Bank and Marlene Sachs dated as of August 1, 1998 (incorporated by reference to Exhibit
                  10.12 of the Company's Form 10-Q filed with the Commission on November 13, 1998).

      (1)10.11 Stock Option Agreement dated as of September 23, 1998 between the Company and Christa N. Calabrese (incorporated by reference to Exhibit 10.13 of the Company's Form 10-Q filed with the Commission on November 13, 1998).

      (1)10.12 Stock Option Agreement dated as of June 25, 1998 between the Company and Kurt C. Felde (incorporated by reference to
                  Exhibit 10.14 of the Company's Form 10-Q filed with the Commission on November 13, 1998).

      (1)10.13 Stock Option Agreement dated as of September 23, 1998 between the Company and Ronald W. Tragasz (incorporated by reference to Exhibit 10.15 of the Company's Form 10-Q filed with the Commission on November 13, 1998).

      (1)10.14 Stock Option Agreement dated as of September 23, 1998 between the Company and Marlene Sachs (incorporated by reference to Exhibit 10.16 of the Company's Form 10-Q filed with the Commission on

                  November 13, 1998).

      (1)10.15 Stock Option Agreement dated as of August 26, 1998 between the Company and Sherwin Koopmans (incorporated by reference to Exhibit 10.17 of the Company's Form 10-Q filed with the Commission on November 13, 1998).

      (1)10.16 Stock Option Agreement dated as of August 26, 1998 between the Company and George M. Ohlhausen (incorporated by reference to
                  Exhibit 10.18 of the Company's Form 10-Q filed with the Commission on November 13, 1998).

      (1)10.17 Stock Option Agreement dated as of August 26, 1998 between the Company and Norman D. Rich (incorporated by reference to
                  Exhibit 10.20 of the Company's Form 10-Q filed with the Commission on November 13, 1998).

      (1)10.18 Amendment No. 1 to Employment Agreement dated as of August 1, 1998 between the Bank and Marlene Sachs (incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).

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

      (1)10.21 Employment Agreement dated as of December 16, 1998 between the Bank and Wilbur G. Meinen (incorporated by reference to
                  Exhibit 10.24 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).

      (1)10.22 Stock Option Agreement dated as of December 16, 1998 between the Company and Kurt C. Felde (incorporated by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).

      (1)10.23 Stock Option Agreement dated as of December 16, 1998 between the Company and Wilbur G. Meinen (incorporated by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).

      (1)10.24 Stock Option Agreement dated as of January 27, 1999 between the Company and Wilbur G. Meinen (incorporated by reference to Exhibit 10.27 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).

      (1)10.25 Success Bancshares, Inc. 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.28 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).

      (1)10.26 Amendment No. 1 to 1995 Stock Option Plan (incorporated by reference to Exhibit 10.29 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).

      (1)10.27 Restricted Stock Agreement dated as of December 16, 1998 between the Company and Wilbur G. Meinen (incorporated by reference to Exhibit 10.30 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).

         10.28 Lease with respect to Chicago downtown branch banking facility (May, 1998) (incorporated by reference to Exhibit 10.31 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).

      (1)10.29 Amendment No. 2 to Employment Agreement dated as of December 16, 1998 between the Bank and Christa N. Calabrese (incorporated by reference to Exhibit 10.32 of the Company's Form 10-Q filed with the Commission on May 13, 1999).

      (1)10.30    Agreement dated April 28, 1999 between the Company and Ronald
                  W. Tragasz (incorporated by reference to Exhibit 10.33 of the Company's Form 10-Q filed with the Commission on August 15,
                  1999).

      (1)10.31 Stock Option Agreement dated April 28, 1999 between the Company and Ronald W. Tragasz (incorporated by reference to
                  Exhibit 10.34 of the Company's Form 10-Q filed with the Commission on August 15, 1999).

         10.32 Sublease with respect to Corporate Center (April, 1999) (incorporated by reference to Exhibit 10.35 of the Company's Form 10-Q filed with the Commission on August 15, 1999).

      (1)10.33 Stock Option Agreement dated August 25, 1999 between the Company and Sherwin Koopmans (incorporated by reference to Exhibit 10.36 of the Company's Form 10-Q filed with the Commission on November 10, 1999).

      (1)10.34 Stock Option Agreement dated August 25, 1999 between the Company and Glen Wherfel (incorporated by reference to Exhibit
                  10.37 of the Company's Form 10-Q filed with the Commission on November 10, 1999).

      (1)10.35 Stock Option Agreement dated August 25, 1999 between the Company and George M. Ohlhausen (incorporated by reference to
                  Exhibit 10.38 of the Company's Form 10-Q filed with the Commission on November 10, 1999).

      (1)10.36 Stock Option Agreement dated August 25, 1999 between the Company and Avrom Goldfeder (incorporated by reference to Exhibit 10.39 of the Company's Form 10-Q filed with the Commission on November 10, 1999).

      (1)10.37 Stock Option Agreement dated August 25, 1999 between the Company and Norman Rich (incorporated by reference to Exhibit
                  10.41 of the Company's Form 10-Q filed with the Commission on November 10, 1999).

      (2)13.1     1999 Annual Report to Shareholders

         21.1 Subsidiary of the Company (incorporated by reference to Exhibit 21.1 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Securities and Exchange Commission on July 31, 1997

      (2)23.1     Consent of McGladrey & Pullen, L.L.P.

      (2)27.1     Financial Data Schedule

-----------------------------

(1)  Management contract or compensatory plan or arrangement

(2)  Filed herewith

(b)      Reports on Form 8-K

         None

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            SUCCESS BANCSHARES, INC.

By:  Wilbur G. Meinen, Jr.  /s/ Wilbur G. Meinen                                        March 23, 2000
                                --------------------------------------------------   --------------------
                                President /Chief Executive Officer                          (Dated)

     Kurt C. Felde          /s/ Kurt C. Felde                                           March 23, 2000
                                --------------------------------------------------   --------------------
                                Executive Vice President / Chief Financial Officer          (Dated)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Wilbur G. Meinen, Jr.  /s/ Wilbur G. Meinen                                        March 23, 2000
                                --------------------------------------------------   --------------------
                                Director

     Avrom H. Goldfeder     /s/ Avrom H. Goldfeder                                      March 23, 2000
                                --------------------------------------------------   --------------------
                                Director                                                    (Dated)

     Glen R. Wherfel        /s/ Glen R. Wherfel                                         March 23, 2000
                                --------------------------------------------------   --------------------
                                Director                                                    (Dated)

     Sherwin Koopmans       /s/ Sherwin Koopmans                                        March 23, 2000
                                --------------------------------------------------   --------------------
                                Director                                                    (Dated)

     George M. Ohlhausen
                                --------------------------------------------------   --------------------
                                Director                                                    (Dated)

     Norman D. Rich         /s/ Norman D. Rich                                          March 23, 2000
                                --------------------------------------------------   --------------------
                                Director                                                    (Dated)
     Joseph A. Cari, Jr.
                                --------------------------------------------------   --------------------
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

         3.1.1 Certificate of Designations of Series B Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1.1 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Securities and Exchange Commission (the "Commission") on July 31, 1997).

         3.2      By-laws of the Company (incorporated by reference to Exhibit
                  3.2 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).

         3.2.1    Amendment No. 1 to By-laws (incorporated by reference to
                  Exhibit 3.2.1 of the Company's Form 10-Q filed with the Commission on May 13, 1999).

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

     (1)10.1 Success Bancshares, Inc. 1995 Employee Stock Option Plan (incorporated by reference to Exhibit 10.2 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).

     (1)10.2 Employment Agreement between the Bank and Laurie K. Breitenstein dated as of April 15, 1999 (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q filed with the Commission on August 15, 1999).

        10.3 Success Bancshares, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).

        10.4 Lease with respect to Lincolnwood branch banking facility (October, 1991) (incorporated by reference to Exhibit 10.5 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Securities and Exchange Commission on July 31,
                  1997).

        10.5 Lease with respect to Lincoln Park branch banking facility (April, 1993) (incorporated by reference to Exhibit 10.6 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).

         10.6 Lease with respect to Northbrook branch banking facility (December, 1994) (incorporated by reference to Exhibit 10.7 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).

      (1)10.7 Employment Agreement between the Bank and Christa N. Calabrese dated as of August 1, 1998, as amended (incorporated by reference to Exhibit 10.9 of the Company's Form 10-Q filed with the Commission on November 13, 1998).

      (1)10.8 Employment Agreement between the Bank and Kurt C. Felde dated as of August 1, 1998, as amended (incorporated by reference to Exhibit 10.10 of the Company's Form 10-Q filed with the Commission on November 13, 1998).

      (1)10.9 Employment Agreement between the Bank and Ronald W. Tragasz dated as of August 1,1 998, as amended (incorporated by reference to Exhibit 10.11 of the Company's Form 10-Q filed with the Commission on November 13, 1998).

      (1)10.10 Employment Agreement between the Bank and Marlene Sachs dated as of August 1, 1998 (incorporated by reference to Exhibit
                  10.12 of the Company's Form 10-Q filed with the Commission on November 13, 1998).

      (1)10.11 Stock Option Agreement dated as of September 23, 1998 between the Company and Christa N. Calabrese (incorporated by reference to Exhibit 10.13 of the Company's Form 10-Q filed with the Commission on November 13, 1998).

      (1)10.12 Stock Option Agreement dated as of June 25, 1998 between the Company and Kurt C. Felde (incorporated by reference to
                  Exhibit 10.14 of the Company's Form 10-Q filed with the Commission on November 13, 1998).

      (1)10.13 Stock Option Agreement dated as of September 23, 1998 between the Company and Ronald W. Tragasz (incorporated by reference to Exhibit 10.15 of the Company's Form 10-Q filed with the Commission on November 13, 1998).

      (1)10.14 Stock Option Agreement dated as of September 23, 1998 between the Company and Marlene Sachs (incorporated by reference to Exhibit 10.16 of the Company's Form 10-Q filed with the Commission on November 13, 1998).

      (1)10.15 Stock Option Agreement dated as of August 26, 1998 between the Company and Sherwin Koopmans (incorporated by reference to Exhibit 10.17 of the Company's Form 10-Q filed with the Commission on November 13, 1998).

      (1)10.16 Stock Option Agreement dated as of August 26, 1998 between the Company and George M. Ohlhausen (incorporated by reference to
                  Exhibit 10.18 of the Company's Form 10-Q filed with the Commission on November 13, 1998).

      (1)10.17 Stock Option Agreement dated as of August 26, 1998 between the Company and Norman D. Rich (incorporated by reference to
                  Exhibit 10.20 of the Company's Form 10-Q filed with the Commission on November 13, 1998).

      (1)10.18 Amendment No. 1 to Employment Agreement dated as of August 1, 1998 between the Bank and Marlene Sachs (incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).

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

      (1)10.21 Employment Agreement dated as of December 16, 1998 between the Bank and Wilbur G. Meinen (incorporated by reference to
                  Exhibit 10.24 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).

      (1)10.22 Stock Option Agreement dated as of December 16, 1998 between the Company and Kurt C. Felde (incorporated by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).

      (1)10.23 Stock Option Agreement dated as of December 16, 1998 between the Company and Wilbur G. Meinen (incorporated by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).

      (1)10.24 Stock Option Agreement dated as of January 27, 1999 between the Company and Wilbur G. Meinen (incorporated by reference to Exhibit 10.27 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).

      (1)10.25 Success Bancshares, Inc. 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.28 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).

      (1)10.26 Amendment No. 1 to 1995 Stock Option Plan (incorporated by reference to Exhibit 10.29 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).

      (1)10.27 Restricted Stock Agreement dated as of December 16, 1998 between the Company and Wilbur G. Meinen (incorporated by reference to Exhibit 10.30 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).

         10.28 Lease with respect to Chicago downtown branch banking facility (May, 1998) (incorporated by reference to Exhibit 10.31 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).

      (1)10.29 Amendment No. 2 to Employment Agreement dated as of December 16, 1998 between the Bank and Christa N. Calabrese (incorporated by reference to Exhibit 10.32 of the Company's Form 10-Q filed with the Commission on May 13, 1999).

      (1)10.30    Agreement dated April 28, 1999 between the Company and Ronald
                  W. Tragasz (incorporated by reference to Exhibit 10.33 of the Company's Form 10-Q filed with the Commission on August 15,
                  1999).

      (1)10.31 Stock Option Agreement dated April 28, 1999 between the Company and Ronald W. Tragasz (incorporated by reference to
                  Exhibit 10.34 of the Company's Form 10-Q filed with the Commission on August 15, 1999).

         10.32 Sublease with respect to Corporate Center (April, 1999) (incorporated by reference to Exhibit 10.35 of the Company's Form 10-Q filed with the Commission on August 15, 1999).

      (1)10.33 Stock Option Agreement dated August 25, 1999 between the Company and Sherwin Koopmans (incorporated by reference to Exhibit 10.36 of the Company's Form 10-Q filed with the Commission on November 10, 1999).

      (1)10.34 Stock Option Agreement dated August 25, 1999 between the Company and Glen Wherfel (incorporated by reference to Exhibit
                  10.37 of the Company's Form 10-Q filed with the Commission on November 10, 1999).

      (1)10.35 Stock Option Agreement dated August 25, 1999 between the Company and George M. Ohlhausen (incorporated by reference to
                  Exhibit 10.38 of the Company's Form 10-Q filed with the Commission on November 10, 1999).

      (1)10.36 Stock Option Agreement dated August 25, 1999 between the Company and Avrom Goldfeder (incorporated by reference to Exhibit 10.39 of the Company's Form 10-Q filed with the Commission on November 10, 1999).

      (1)10.37 Stock Option Agreement dated August 25, 1999 between the Company and Norman Rich (incorporated by reference to Exhibit
                  10.41 of the Company's Form 10-Q filed with the Commission on November 10, 1999).

      (2)13.1     1999 Annual Report to Shareholders

         21.1 Subsidiary of the Company (incorporated by reference to Exhibit 21.1 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Securities and Exchange Commission on July 31, 1997

      (2)23.1     Consent of McGladrey & Pullen, L.L.P.

      (2)27.1     Financial Data Schedule

------------------------------

(1)  Management contract or compensatory plan or arrangement
(2)  Filed herewith