Form 10-Q
period 2000-03-31
SUCCESS BANCSHARES INC
filed 2000-05-11
CIK 1009569

U.S. Securities and Exchange Commission
                              Washington, D.C. 20549

                                    FORM 10-Q

  X Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

      For the quarterly period ended March 31, 2000

      Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ________ to ________.

                          Commission File Number 0-23235



                             Success Bancshares, Inc.
              (Exact name of registrant as specified in its charter)



                Delaware                            36-3497644

    (State or other jurisdiction of      (I.R.S. Employer Identification
     incorporation or organization)                    No.)

   100 Tri-State International, Suite                 60069

                  300                               (Zip Code)

    (Address of Principal Executive
                Offices)


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







  Common stock: 2,602,306 shares $0.001 par value, outstanding as of April 19, 2000.






                                Table of Contents


  Part I.   FINANCIAL INFORMATION

       Item 1.   Financial Statements

                 Consolidated Balance Sheets   1

                 Consolidated Statements of Income  2

                 Consolidated Statements of Cash Flow    3

                 Footnotes to Unaudited Consolidated Financial Statements    4

       Item 2.   Management's Discussion and Analysis of Financial Condition
  and Results of Operations     5 - 12

       Item 3.   Quantitative and Qualitative Disclosures about Market Risk  13


  Part II.  OTHER INFORMATION

  Item 6.   (a)  Exhibits  14 - 17

            (b)  Reports on Form 8-K
                 None

  Form 10-Q Signature Page 18







                    Success Bancshares, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                       March 31, 2000 and December 31, 1999
                                   (Unaudited)


                                                     March 31,  December 31,
                                                       2000         1999

                                                        (In thousands)
  ASSETS
  Cash and cash equivalents                             $12,432     $17,057
  Securities available-for-sale                          35,914      36,329
  Loans, less allowance for loan losses of $4,358
  at March 31, 2000
  and $4,269 at December 31, 1999                       447,491     424,668
  Premises and equipment, net                            10,310      10,684
  Interest receivable                                     3,391       2,876
  Other real estate owned                                    46          50
  Other assets                                            5,850       5,481

  Total Assets                                         $515,434    $497,145


  LIABILITIES AND SHAREHOLDERS' EQUITY
  Liabilities
  Deposits
  Non-interest bearing deposits                         $56,648     $60,571
  Interest bearing deposits                             362,830     333,719

  Total deposits                                        419,478     394,290
  Federal funds purchased                                 7,000           -
  Federal Home Loan Bank advances                        35,383       45,94
                                                                          6
  Securities sold under repurchase agreements             3,961       5,002
  Demand notes payable to U.S. Government                 1,316       3,115
  Trust preferred securities                              15,00      15,000
                                                              0
  Interest payable and other liabilities                  3,218       2,942

  Total Liabilities                                     485,356     466,295

  Shareholders' equity
  Preferred stock, $0.001 par value, 1,000,000                -           -
  shares authorized, none issued
  Common stock, $0.001 par value, 7,500,000 shares
  authorized,
  At March 31, 2000:  3,074,326 shares issued and
  2,620,806 shares outstanding
  At December 31, 1999:  3,074,326 shares issued              3           3
  and 2,732,190 shares outstanding
  Additional paid-in capital                             25,362      25,362
  Retained earnings                                      9,670       9,284

  Treasury stock                                        (4,621)     (3,563)
  Loans to Employee Stock Ownership Plan                   (74)        (74)
  Unearned compensation                                    (29)        (36)
  Accumulated other comprehensive income                  (233)       (126)

  Total Shareholders' Equity                             30,078      30,850

  Total Liabilities and Shareholders' Equity           $515,434    $497,145


  See accompanying notes to Unaudited Consolidated Financial Statements

                    Success Bancshares, Inc. and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)


                                                         Three Months
                                                            Ended
                                                          March 31,
                                                        2000     1999

                                                        (In thousands,
                                                         except share
                                                            data)
  Interest income
  Loans (including fee income)                         $8,948    $7,621
  Investment securities
  Taxable                                                  383      391
  Exempt from federal income tax                           134      156
  Other interest income                                      2       97

                                                         9,467    8,265
  Interest expense
  Deposits                                               4,099    3,738
  Trust preferred securities                               336      336
  Other borrowings                                         712      283

                                                         5,147    4,357


  Net interest income                                    4,320    3,908
  Provision for loan losses                                100      150

  Net interest income after provision for loan losses    4,220    3,758

  Other operating income
  Service charges on deposit accounts                      595      489
  Gain on sale of loans                                      5       95
  Gain on sale of fixed assets, net                         53        -
  Net credit card processing income                          5      (7)
  Other non-interest income                                 88      323

                                                           746      900

  Other operating expense
  Salaries and employee benefits                         2,232    2,184
  Occupancy and equipment expense                          999      815
  Data processing                                          210      190
  Other non-interest expense                               991      845

                                                         4,432    4,034

  Income before income taxes                               534      624

  Income tax expense                                       139      183

  Net income                                              $395     $441


  Basic earnings per share                              $ 0.15   $ 0.15
  Diluted earnings per share                            $ 0.15   $ 0.15

  See accompanying notes to Unaudited Consolidated Financial Statements

                    Success Bancshares, Inc. and Subsidiaries
                       Consolidated Statements of Cash Flow
                    Three Months Ended March 31, 2000 and 1999
                                   (Unaudited)


                                                       2000        1999

                                                    (In thousands)

  Net cash provided by operating activities                $295        $678

  Cash flows from investing activities:
  Proceeds from maturities of available-for-sale            342       2,192
  securities
  Purchases of available-for-sale securities               (96)     (1,982)
  Proceeds from sale of premises and equipment              482           -
  Net (increase) decrease in loans                     (22,923)       3,681
  Premises and equipment expenditures                     (443)       (733)

  Net cash (used in) provided by investing             (22,638)       3,158
  activities


  Cash flows from financing activities:
  (Decrease) increase in non-interest bearing       (3,923)           2,476
  deposits
  Increase (decrease) in interest bearing deposits  29,111         (21,967)
  (Decrease) increase in demand notes payable to    (1,799)             123
  U.S. Government
  (Decrease) increase in securities sold under      (1,041)             749
  agreements to repurchase
  Net decrease in Federal Home Loan Bank advances   (10,563)           (61)
  Increase in federal funds purchased               7,000             2,500
  Purchase of common stock for treasury             (1,123)               -
  Proceeds from issuance of treasury stock          56                    -

  Net cash provided by (used in) financing          17,718         (16,180)
  activities

  Decrease in cash and cash equivalents             (4,625)        (12,344)

  Cash and cash equivalents at beginning of year    17,057           38,824

  Cash and cash equivalents at end of period        $12,432         $26,480


  See accompanying notes to the Unaudited Consolidated Financial Statement

  NOTE 1:   Basis of Presentation

  The financial information of Success Bancshares, Inc. and subsidiaries (the Company) included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The interim financial statements should be read in conjunction with the Company's Annual Report and Form 10-K for the period ending December 31, 1999. The results of the interim period ended March 31, 2000 are not necessarily indicative of the results expected for the year ended December 31, 2000.


  NOTE 2:   Recent Accounting Developments

  In June 1999, The Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which delays the effective date for all fiscal quarters of all fiscal years to periods beginning after June 15, 2000. Management does not believe that the adoption of SFAS No. 133 will have a material impact on the Company's consolidated financial condition or results of operation.


  NOTE 3:   Earnings Per Share

  Basic earnings per share are computed by dividing net income, after deducting any dividends on preferred stock, by the weighted average number of common shares outstanding. Diluted earnings per share assumes the exercise of any dilutive instruments, including stock options.

  The following table summarizes the computation of earnings per share for the periods indicated:
                                       For the Three Months Ended March 31,

                                         2000               1999
                                Income    Share    Per-  Income   Share   Per-
                                (Numer   (Denom   Share  (Numer   (Denom Share
                                 ator)    inator) Amount  ator)   inator) Amount
                                   (In thousands, except per share amounts)
  Net income                        $395                 $441
  Less:  Preferred stock dividends    -                    -

  Basic EPS
  Income available to common         395  2,686 $ 0.15    441       2,959 $ 0.15
  stockholders
  Effect of Dilutive Securities
  Options                             -      -             -           67

  Diluted EPS
  Income available to common
   stockholders
   + assumed conversions             $395  2,686 $ 0.15   $441       3,026 $0.15




  NOTE 4:   Comprehensive Income

  For the three month period ended March 31, 2000 accumulated other comprehensive income decreased $107,000. For the comparable period in 1999, accumulated other comprehensive income decreased $40,000.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  General

  The Company's principal business is conducted by its wholly owned subsidiary, Success National Bank (the Bank) and consists of full service community banking. The Bank is headquartered in Lincolnshire, Illinois located approximately 35 miles north of downtown Chicago, and, in addition to its headquarters, has nine branch offices. These banking facilities are located in Deerfield, Libertyville (2), Lincolnwood (2), Chicago/Lincoln Park, Lincolnshire, Skokie and Northbrook.

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


  Results of Operations

  For the three months ended March 31, 2000, net income was $395,000 or $0.15 per share on a diluted basis, a decrease of 10.4% from the net income of $441,000 or $0.15 per diluted share for the same period in 1999.

  Net Interest Income

  The major source of earnings for the Company is net interest income. The related net interest margin represents the net interest income expressed as a percentage of average interest earning assets during the period. The following table sets forth information relating to the Company's consolidated average balance sheets and reflects the average yield on assets and cost of liabilities for the three month periods ended March 31, 2000 and 1999. The yields and costs include adjustments for accretion and amortization of deferred fees and costs.
                                    Three Months Ended March 31,

                                     2000                     1999

                           Average          Average  Average        Average
  Assets                   Balance  Interest  Rate   BalanceInterest  Rate

                                         (Dollars in thousands)
  Loans (1) & (2)          $438,421   $8,985  8.20%  $372,463 $7,621   8.18%
  Taxable investment         24,887      383  6.16%    27,351    391   5.72%
    securities
  Investment securities
    exempt from federal
    income tax(1)            11,138      203  7.29%    13,403    237   7.10%
  Interest bearing
    deposits with
    financial institutions      106        2  7.55%     2,748     30   4.37%
  Other interest earning          -        -            5,523     67   4.78%
    assets

  Total interest earning   $474,552   $9,573  8.07%  $421,488 $8,346   7.92%
    assets
  Non-interest earning       29,274                    40,072
    assets

       Total assets        $503,826                  $461,560

  Results of Operations (continued)

  Net Interest Income (continued)

                                    Three Months Ended March 31,

                                    2000                      1999

                           Average          Average Average         Average
  Liabilities &            Balance Interest   Rate  Balance Interest  Rate
  Shareholders' Equity

                                         (Dollars in thousands)
  Deposits:
  NOW & money market       $182,093   $1,954 4.29%  $161,513  $1,775   4.40%
  accounts
  Savings deposits           22,266      105 1.89%    22,897     131   2.29%
  Time deposits             142,735    2,040 5.72%   149,065   1,832   4.92%
  Notes payable                   -        -               -       -
  Other borrowings           66,313    1,048 6.32%    37,908     619   6.53%

  Total interest            413,407    5,147 4.98%   371,383   4,357   4.69%
    bearing liabilities
  Demand deposits -                  -          57,081                   54,006
    non-interest bearing
  Other non-interest          3,016                    3,346
    bearing liabilities
  Shareholders' equity       30,322                   32,825

  Total liabilities &      $503,826                 $461,560
    shareholders' equity

  Net Interest Income                 $4,426                  $3,989

  Net Yield on Interest                      3.73%                     3.79%
    Earning Assets




  (1) Tax-exempt income as reflected on a fully tax equivalent basis utilizing a 34% rate for all years presented.
  (2) Non-accrual loans are included in average loans.

  The Company's annualized net interest margin for the three months ended March 31, 2000 was 3.73% as compared to 3.79% for the same period in 1999. The decline in the Company's net interest margin for the three months ended March 31, 2000 compared with the same period in 1999, is primarily attributable to the impact of the Company's negative short-term gap position in a rising rate environment as experienced during the past two quarters. Management has entered into a balance sheet restructuring program in order to reduce interest rate sensitivity.

  Results of Operations (continued)

  The following table represents a reconciliation of fully tax equivalent net interest income.

                                                                   (In
                                                               thousands)

  Fully tax equivalent net interest income for the three            $3,989
  months ended March 31, 1999
  Change due to average interest earning asset fluctuations            612
  Change due to interest rate fluctuations                           (175)

  Fully tax equivalent net interest income for the three            $4,426
  months ended March 31, 2000


  Other Operating Income

  Other operating income was $746 thousand for the quarter ended March 31, 2000 as compared to $900 thousand for the comparable quarter in 1999. Service charges on deposit accounts were $595 thousand, an increase of $106 thousand or 21.7% over the comparable quarter in 1999. For the quarter, other noninterest income was $88 thousand, a decrease of $235 thousand from the $323 thousand recorded during the comparable period in 1999. During the quarter ended March 31, 1999 the Company recognized nonrecurring income including the receipt of a lawsuit settlement of $70 thousand and the settlement of monthly billing claims and conversion related charges with its service provider and the reduction of previously accrued expenses by $94 thousand.

  Other Operating Expenses

  Other operating expenses were $4.4 million for the three months ended March 31, 2000 compared with $4.0 million for the first quarter of 1999. Salaries and benefits expense increased $48 thousand, or 2.2%, to $2.2 million for the current quarter as compared to the same period in 1999. Occupancy expenses increased $184 thousand, or 22.6%, to $1.0 million for the quarter ended March 31, 2000 versus the comparable period in 1999. The increase in occupancy expense is due, in part, to the recognition of rental and utility charges associated with the Company's corporate center in the current quarter. Management intends to offset the corporate center charges with an elimination of the occupancy expenses related to the closed Chicago Loop branch. The Company has not yet entered into an agreement to sublease the closed Loop branch space.

  Financial Condition

  Loans

  The loan portfolio is the largest category of the Company's interest earning assets. At March 31, 2000 total loans were $451.8 million, an increase of $22.9 million, or 5.3% from the $428.9 million at December 31, 1999. As the table below indicates, the growth in the loan portfolio is primarily attributed to the commercial and real estate mortgage categories which increased $8.3 million and $7.3 million, respectively. Home equity loans outstanding increased $4.8 million during the first three months of 2000.

  The following table sets forth the composition of the loan portfolio:

                                          March 31, 2000   December 31, 1999

                                                  Percent           Percent
                                         Amount      of     Amount     of
                                                 Portfolio         Portfolio

                                               (Dollars in thousands)
  Commercial                             $137,543  30.44%  $129,233   30.13%
  Real estate - construction               21,366   4.73%    19,422    4.53%
  Real estate - mortgage                  204,881  45.34%   197,587   46.06%
  Home equity                              79,733  17.65%    74,936   17.47%
  Installment                               7,968   1.76%     7,385    1.72%
  Credit cards                                368   0.08%       373    0.09%

  Total gross loans                       451,859 100.00%   428,936  100.00%

  Net deferred loan fees                      180               205
  Unaccreted discount resulting from
    loss on transfer of loans
    from held-for-sale to portfolio         (190)             (204)

  Loans net of unearned discount          451,849           428,937
    and net deferred loan fees
  Allowance for loan losses               (4,358)           (4,269)

  Net loans                              $447,491          $424,668


  Allowance to gross loans                  0.96%             1.00%

  Financial Condition (continued)

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

                                               March 31,    December
                                                  2000      31, 1999

                                                    (Dollars in
                                                     thousands)
       Non-performing loans:
       Non-accrual                                 $2,269      $1,486
       90 days or more past due, still              1,530         222
       accruing

       Total non-performing loans                   3,799       1,708
       Other real estate owned                         46          50

       Total non-performing assets                 $3,845      $1,758

       Non-performing loans to loans,
         net of unearned discount and net           0.84%       0.40%
       deferred loan fees


       Non-performing loans to allowance for       87.17%      40.01%
       loan losses


  The increase in non-accrual loans of $783,000 from December 31, 1999 to March 31, 2000 resulted primarily from the classification of four additional loans. Of the $2.3 million classified as non-accrual at March 31, 2000, the largest loan has a balance of $1.1 million. Loans past due 90 days or more and still accruing increased from $222,000 at December 31, 1999 to $1.5 million at March 31, 2000 as a result of the classification of four additional loans.

  Financial Condition (continued)

  Potential Problem Loans

  In addition to those loans disclosed under Non-performing Loans, there are certain loans in the portfolio which management has identified through its problem loan identification system which exhibit a higher than normal credit risk. However, these loans do not represent non-performing loans to the Company. Management's review of the total loan portfolio to identify loans where there is concern that the borrower will not be able to continue to satisfy present loan repayment terms includes factors such as review of individual loans, recent loss experience and current economic conditions. Loans in this category include those with characteristics such as those that have recent adverse operating cash flow or balance sheet trends, or have general risk characteristics that the loan officer believes might jeopardize the future timely collection of principal and interest payments. The principal amount of loans in this category as of March 31, 2000 and December 31, 1999 were approximately $1.2 million and $2.3 million, respectively. At March 31, 2000, there were no significant loans which were classified by any bank regulatory agency that are not included above as non-performing or as a potential problem loan.

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

  The following table summarizes transactions in the allowance for loan losses for the periods indicated:

                                                           Three Months
                                                              Ended
                                                            March 31,

                                                           2000    1999

                                                           (Dollars in
                                                            thousands)
  Balance at beginning of period                           $4,269 $3,824
  Provision for loan losses                                   100     150
  Recoveries on loans previously charged-off                    1       3
  Loans charged-off                                          (12)       -

  Balance at end of period                                  4,358   3,977


  Allowance as a % of total loans, net of unearned         0.96 %  1.07 %
  discount and net deferred loan fees/costs


  Ratio of net charge-offs to average loans outstanding    0.01 %  0.00 %
  (annualized)


  Control of the Company's loan quality is continually monitored by management and is reviewed by the Board of Directors and loan committee of the Bank on a monthly basis, subject to oversight by the Company's Board of Directors through its members who serve on the loan committee. Independent external review of the loan portfolio is provided by the examinations conducted by regulatory authorities and through the Company's independent public accountants in conjunction with the Company's annual audit. Internal loan review is primarily the responsibility of the Loan Review Department. The Loan Review Department measures risk in the Company's loan portfolio through
  (i) an in-depth credit review which emphasizes larger and newer commercial and commercial real estate credits, (ii) a system of process reviews for all retail portfolios, (iii) attendance at loan committee meetings and (iv) the completion of monthly monitoring activities evaluating the classification of delinquent and non-accrual loans. The amount of additions to the allowance for possible loan losses, which is charged to earnings through the provision for loan losses, is determined based on a variety of factors, including actual charge-offs during the year, historical loss experience and delinquent loans. Although management believes the allowance for possible loan losses is adequate to cover any potential losses, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future.

  Deposits

  The following table sets forth deposits at the periods indicated:

                                     March 31,  Percent  December 31, Percent
                                        2000      of         1999       of
                                               Deposits              Deposits

                                              (Dollars in thousands)
  NOW and money market accounts       $188,752   45.00 % $    181,296  45.98 %
  Savings                                22,382   5.34 %       21,359   5.42 %
  Time                                  151,696  36.16 %      131,064  33.24 %
  Demand                                 56,648  13.50 %       60,571  15.36 %

  Total                              $419,478  100.00 % $    394,290 100.00 %

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

  Quantitative measures established by Federal regulations to ensure capital adequacy require the Company and the Bank to maintain minimum ratios (set forth in the table below) of Tier I capital (as defined in the regulations) to total average assets (as defined in the regulations). As of March 31, 2000, the Company's actual total capital to risk-weighted assets ratio was 12.49%. As of March 31, 2000, the ratio of the Bank's total capital to risk-weighted assets was 10.68% indicating that the Bank is considered well capitalized.

  The required ratios and the Company's and Bank's actual ratios at March 31, 2000, are presented below:

                                                               To Be Well
                                                              Capitalized
                                            For Capital       Under Prompt
                                                               Corrective
                             Actual          Adequacy      Action Provisions
                                             Purposes

                         Amount   Ratio   Amount   Ratio   Amount    Ratio
                            s                s                s

                                        (Dollars in thousands)
  As of March 31, 2000
  Total Capital (to Risk
  Weighted Assets):
  Consolidated            $49,741 12.49%  $31,852    8.0%      Not Applicable
  Bank                     42,278 10.68%   31,666    8.0%   $39,582     10.0%
  Tier 1 Capital (to
  Risk Weighted Assets):
  Consolidated             40,415 10.15%   15,926    4.0%      Not Applicable
  Bank                     37,848  9.56%   15,833    4.0%    23,749      6.0%
  Tier 1 Capital (to
  Average Assets):
  Consolidated             40,415  7.95%   20,327    4.0%      Not Applicable
  Bank                    $37,848  7.47%  $20,255    4.0%  $25,319       5.0%

  Operating, Investing and Financing Activities

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

  The Bank's core deposits, the most stable source of liquidity for community banks due to the nature of long-term relationships generally established with depositors and the security of deposit insurance provided by the FDIC, are available to provide long-term liquidity. At March 31, 2000 and December 31, 1999, 33.97% and 36.83%, respectively, of the Company's total assets were funded by NOW accounts and demand deposits.

  Liquid assets refer to money market assets such as cash and due from banks, federal funds sold and interest bearing time deposits with financial institutions, as well as securities available for sale and securities held-to-maturity with a remaining maturity less than one year. Net liquid assets represent the sum of the liquid asset categories less the amount of assets pledged to secure public funds. As of March 31, 2000 and December 31, 1999, net liquid assets totaled approximately $19.1 million and $22.7 million, respectively.
  Liquidity and Capital Resources (continued)

  Operating, Investing and Financing Activities (continued)

  The Company's cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities consists primarily of earnings. Net cash used in investing activities, consisting primarily of loan and investment funding, was $22.6 million at March 31, 2000 as compared to cash provided of $3.2 million for the same period in 1999. The increased usage is primarily attributed to an increase in loan volume in 2000. Net cash provided by financing activities, consisting primarily of deposit activities, was $17.7 million at March 31, 2000 as compared to cash used of $16.2 million at March 31, 1999. The increase in cash provided is primarily the result of an increase in deposit balances during the first quarter of 2000.

  Year 2000 Issue

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


  Forward Looking Statements

  Statements made about the Company's future economic performance, strategic plans or objectives, revenues or earnings projections, or other financial items and similar statements are not guarantees of future performance, but are forward looking statements. By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those in the statements. Important factors that might cause the Company's actual results to differ materially include, but are not limited to, the following:

  . Federal and state legislative and regulatory developments;
  . The impact of continued loan and deposit promotions on the Company's net interest margin;
  . The impact of opening, staffing and operating new branch facilities;
  . The impact of the consolidation or closing of existing branch facilities; . Changes in management's estimate of the adequacy of the allowance for loan losses;
  . Changes in the level and direction of loan delinquencies and write-offs;
  . Interest rate movements and their impact on customer behavior and the Company's net interest margin;

  Forward Looking Statements (continued)

  . The impact of interest rate sensitivity restructuring activities;
  . The impact of repricing and competitors' pricing initiatives on loan and deposit products;
  . The Company's ability to adapt successfully to technological changes to meet customers' needs and developments in the marketplace;
  . The Company's ability to access cost effective funding; and . Changes in financial markets and general economic conditions.

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

  In order to evaluate its asset/liability sensitivity, management employs a measurement tool which determines exposure to changes in interest rates by measuring the percentage change in net interest income due to changes in rates over a one-year time horizon. Management measures such percentage change assuming an instantaneous permanent parallel shift in the yield curve of 100 and 200 basis points, both upward and downward. The model uses an option-based pricing approach to estimate the sensitivity of mortgage loans. The most significant embedded option in these types of assets is the prepayment option of the borrowers. The model uses various prepayment assumptions depending upon the type of mortgage instrument (residential mortgages, commercial mortgages, mortgage-backed securities, etc.). Prepayment rates for mortgage instruments ranged form 5 to 48 CPR (Constant Prepayment Rate) as of March 31, 2000 and December 31, 1999. For administered rate core deposits (e.g. NOW and savings accounts), the model utilizes interest rate floors equal to 100 basis points below their current levels.

  Utilizing this measurement concept, the interest rate risk of the Company, expressed as a percentage change in net interest income over a one-year time horizon due to changes in interest rates, at March 31, 2000 and December 31, 1999, was as follows:

                                                       Basis Point Change

                                             +200    +100       -100    -200

  At March 31, 2000                          (7.9%)  (3.9%)     4.0%    7.0%
  At December 31, 1999                       (8.8%)  (4.4%)     4.6%    7.8%

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

  PART II:  OTHER INFORMATION

  Item 6:   Exhibits and Reports on Form 8-K

  Exhibits

   Exhibits
   Number    Exhibit Title
   3.1       Second Restated Certificate of Incorporation of the Company
             (incorporated by reference to Exhibit 3.1 of the Company's
             Form S-1 Registration Statement (No. 333-32561) filed with the Securities and Exchange Commission (the Commission) on July 31, 1997).
   3.1.1     Certificate of Designations of Series B Junior Participating
             Preferred Stock.
   3.2       By-laws of the Company (incorporated by reference to Exhibit
             3.2 of the Company's Form S-1 Registration Statement (No.
             333-32561) filed with the Commission on July 31, 1997).
   3.2.1     Amendment No. 1 to By-laws
   4.1       Form of Subordinated Indenture relating to the Junior
             Subordinated Debentures (incorporated by reference to Exhibit 4.1 of the Form S-1 Registration Statement of the
             Company and Success Capital Trust I (Success Capital)
             (No. 333-51271 and No. 333-51271-01) filed with the
             Commission on April 28, 1998).
   4.2       Form of Junior Subordinated Debenture Certificate (included as an exhibit to Exhibit 4.1).
   4.3       Certificate of Trust of Success Capital (incorporated by
             reference to Exhibit 4.3 of the Form S-1 Registration
             Statement of the Company and Success Capital (No. 333-51271 and 333-51271-01) filed with the Commission on April 28,
             1998).
   4.4       Form of Amended and Restated Trust Agreement of Success
             Capital (incorporated by reference to Exhibit 4.4 of the Form S-1 Registration Statement of the Company and Success
             Capital (No. 333-51271 and 333-51271-01) filed with the Commission on April 28, 1998).
   4.5       Form of Trust Preferred Security Certificate of Success
             Capital (included as an exhibit to Exhibit 4.4).
   4.6       Form of Common Security Certificate of Success Capital
             (included as an exhibit to Exhibit 4.4).
   4.7       Form of Guarantee Agreement of the Company relating to the
             Trust Preferred Securities (incorporated by reference to
             Exhibit 4.7 of the Form S-1 Registration Statement of the
             Company and Success Capital (No. 333-51271 and 333-51271-01) filed with the Commission on April 28, 1998).
   4.8       Form of Rights Agreement, dated as of August 1, 1998,
             between the Company and Harris Trust and Savings Bank, which includes as Exhibit B thereto the Form of Right Certificate
             (incorporated by reference to Exhibit 1 of the Company's
             Form 8-A Registration Statement (File No. 001-14381) filed with the Commission on August 6, 1998).
   (1) 10.1  Success Bancshares, Inc. 1995 Employee Stock Option Plan
             (incorporated by reference to Exhibit 10.2 of the Company's

             Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).
   (2) 10.2 Employment Agreement between the Bank and Laurie K. Breitenstein dated as of April 15, 1999 (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q filed with the Commission on August 15, 1999).
   10.3 Success Bancshares, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).
   10.4 Lease with respect to Lincolnwood branch banking facility (October, 1991) (incorporated by reference to Exhibit 10.5 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Securities and Exchange Commission on July 31, 1997).

   10.5 Lease with respect to Lincoln Park branch banking facility (April, 1993) (incorporated by reference to Exhibit 10.6 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).
   10.6 Lease with respect to Northbrook branch banking facility (December, 1994) (incorporated by reference to Exhibit 10.7 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).
   (1) 10.7 Employment Agreement between the Bank and Christa N. Calabrese dated as of August 1, 1998, as amended (incorporated by reference to Exhibit 10.9 of the Company's Form 10-Q filed with the Commission on November 13, 1998).
   (1) 10.8 Employment Agreement between the Bank and Kurt C. Felde dated as of August 1, 1998, as amended (incorporated by reference to Exhibit 10.10 of the Company's Form 10-Q filed with the Commission on November 13, 1998).
   (1) 10.9 Employment Agreement between the Bank and Ronald W. Tragasz dated as of August 1, 1998, as amended (incorporated by reference to Exhibit 10.11 of the Company's Form 10-Q filed with the Commission on November 13, 1998).
   (1)10.10 Employment Agreement between the Bank and Marlene Sachs dated as of August 1, 1998 (incorporated by reference to Exhibit 10.12 of the Company's Form 10-Q filed with the Commission on November 13, 1998).
   (1)10.11 Stock Option Agreement dated as of September 23, 1998 between the Company and Christa N. Calabrese (incorporated by reference to Exhibit 10.13 of the Company's Form 10-Q filed with the Commission on November 13, 1998).
   (1)10.12 Stock Option Agreement dated as of June 25, 1998 between the Company and Kurt C. Felde (incorporated by reference to
             Exhibit 10.14 of the Company's Form 10-Q filed with the Commission on November 13, 1998).
   (1)10.13 Stock Option Agreement dated as of September 23, 1998 between the Company and Ronald W. Tragasz (incorporated by reference to Exhibit 10.15 of the Company's Form 10-Q filed with the Commission on November 13, 1998).
   (1)10.14 Stock Option Agreement dated as of September 23, 1998 between the Company and Marlene Sachs (incorporated by reference to Exhibit 10.16 of the Company's Form 10-Q filed with the Commission on November 13, 1998).
   (1)10.15 Stock Option Agreement dated as of August 26, 1998 between the Company and Sherwin Koopmans (incorporated by reference to Exhibit 10.17 of the Company's Form 10-Q filed with the Commission on November 13, 1998).
   (1)10.16 Stock Option Agreement dated as of August 26, 1998 between the Company and George M. Ohlhausen (incorporated by reference to Exhibit 10.18 of the Company's Form 10-Q filed with the Commission on November 13, 1998).
   (1)10.17 Stock Option Agreement dated as of August 26, 1998 between the Company and Norman D. Rich (incorporated by reference to Exhibit 10.20 of the Company's Form 10-Q filed with the Commission on November 13, 1998).
   (1)10.18 Amendment No. 1 to Employment Agreement dated as of August 1, 1998 between the Bank and Marlene Sachs (incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).
   (1)10.19 Stock Option Agreement dated as of August 26, 1998 between the Company and Avrom H. Goldfeder (incorporated by reference to Exhibit 10.22 of the Company's Form 10-Q filed with the Commission on November 13, 1998).


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

   (1)10.37 Stock Option Agreement dated August 25, 1999 between the Company and Norman Rich (incorporated by reference to Exhibit 10.41 of the Company's Form 10-Q filed with the Commission on November 10, 1999).
   (1)(2)    Employment Agreement between the Bank and Craig J. Love
       10.38 dated May 5, 1999.
   (1)(2)    Stock Option Agreement dated April 28, 1999 between the
       10.39 Company and Craig J. Love.
   (1)(2)    Stock Option Agreement dated November 17, 1999 between the
       10.40 Company and Craig J. Love.
   (1)(2)    Stock Option Agreement dated December 15, 1999 between the
       10.41 Company and Joseph A. Cari, Jr..
   (1)(2)    Assignment dated December 15, 1999 of Stock Option Agreement
       10.42 dated December 15, 1999 between the Company and Joseph A. Cari, Jr. to the University of Notre Dame Law School.
   (2) 27.1  Financial Date Schedule

  (1) Management contract or compensatory plan or arrangement
  (2) Filed herewith

   (b) Reports on Form 8-K

  None

  SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          Success Bancshares, Inc.

                                          (Registrant)




  May 8, 2000                             /s/ Wilbur G. Meinen, Jr.

  Date                                    Wilbur G. Meinen, Jr.
                                          Chairman, President & Chief
                                          Executive Officer




  May 8, 2000                             /s/ Kurt C. Felde

  Date                                    Kurt C. Felde
                                          Executive Vice President
                                          Chief Financial Officer

  EXHIBIT INDEX

      3.1 Second Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Securities and Exchange Commission (the Commission) on July 31, 1997).
      3.1.1 Certificate of Designations of Series B Junior Participating Preferred Stock.
      3.2    By-laws of the Company (incorporated by reference to Exhibit
             3.2 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).
      3.2.1  Amendment No. 1 to By-laws
      4.1 Form of Subordinated Indenture relating to the Junior Subordinated Debentures (incorporated by reference to Exhibit
             4.1 of the Form S-1 Registration Statement of the Company and Success Capital Trust I (Success Capital) (No. 333-51271 and No. 333-51271-01) filed with the Commission on April 28,
             1998).
      4.2 Form of Junior Subordinated Debenture Certificate (included as an exhibit to Exhibit 4.1).
      4.3 Certificate of Trust of Success Capital (incorporated by reference to Exhibit 4.3 of the Form S-1 Registration Statement of the Company and Success Capital (No. 333-51271 and 333-51271-01) filed with the Commission on April 28,
             1998).
      4.4 Form of Amended and Restated Trust Agreement of Success Capital (incorporated by reference to Exhibit 4.4 of the Form S-1 Registration Statement of the Company and Success Capital (No. 333-51271 and 333-51271-01) filed with the Commission on April 28, 1998).
      4.5    Form of Trust Preferred Security Certificate of Success
             Capital (included as an exhibit to Exhibit 4.4).
      4.6    Form of Common Security Certificate of Success Capital
             (included as an exhibit to Exhibit 4.4).
      4.7 Form of Guarantee Agreement of the Company relating to the Trust Preferred Securities (incorporated by reference to
             Exhibit 4.7 of the Form S-1 Registration Statement of the Company and Success Capital (No. 333-51271 and 333-51271-01) filed with the Commission on April 28, 1998).
      4.8 Form of Rights Agreement, dated as of August 1, 1998, between the Company and Harris Trust and Savings Bank, which includes as Exhibit B thereto the Form of Right Certificate (incorporated by reference to Exhibit 1 of the Company's Form 8-A Registration Statement (File No. 001-14381) filed with the Commission on August 6, 1998).
      (1)    Success Bancshares, Inc. 1995 Employee Stock Option Plan
        10.1 (incorporated by reference to Exhibit 10.2 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).
      (1)    Employment Agreement between the Bank and Laurie K.
        10.2 Breitenstein dated as of April 15, 1999 (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q filed with the Commission on August 15, 1999).









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

      (1)    Employment Agreement between the Bank and Christa N. Calabrese
        10.7 dated as of August 1, 1998, as amended (incorporated by reference to Exhibit 10.9 of the Company's Form 10-Q filed with the Commission on November 13, 1998).
      (1)    Employment Agreement between the Bank and Kurt C. Felde dated
        10.8 as of August 1, 1998, as amended (incorporated by reference to Exhibit 10.10 of the Company's Form 10-Q filed with the Commission on November 13, 1998).
      (1)    Employment Agreement between the Bank and Ronald W. Tragasz
        10.9 dated as of August 1, 1998, as amended (incorporated by reference to Exhibit 10.11 of the Company's Form 10-Q filed with the Commission on November 13, 1998).
      (1)    Employment Agreement between the Bank and Marlene Sachs dated
       10.10 as of August 1, 1998 (incorporated by reference to Exhibit
             10.12 of the Company's Form 10-Q filed with the Commission on November 13, 1998).
      (1)    Stock Option Agreement dated as of September 23, 1998 between
       10.11 the Company and Christa N. Calabrese (incorporated by reference to Exhibit 10.13 of the Company's Form 10-Q filed with the Commission on November 13, 1998).
      (1)    Stock Option Agreement dated as of June 25, 1998 between the
       10.12 Company and Kurt C. Felde (incorporated by reference to
             Exhibit 10.14 of the Company's Form 10-Q filed with the Commission on November 13, 1998).
      (1)    Stock Option Agreement dated as of September 23, 1998 between
       10.13 the Company and Ronald W. Tragasz (incorporated by reference to Exhibit 10.15 of the Company's Form 10-Q filed with the Commission on November 13, 1998).
      (1)    Stock Option Agreement dated as of September 23, 1998 between
       10.14 the Company and Marlene Sachs (incorporated by reference to
             Exhibit 10.16 of the Company's Form 10-Q filed with the
             Commission on November 13, 1998).
      (1)    Stock Option Agreement dated as of August 26, 1998 between the
       10.15 Company and Sherwin Koopmans (incorporated by reference to
             Exhibit 10.17 of the Company's Form 10-Q filed with the Commission on November 13, 1998).
      (1)    Stock Option Agreement dated as of August 26, 1998 between the









       10.16 Company and George M. Ohlhausen (incorporated by reference to
             Exhibit 10.18 of the Company's Form 10-Q filed with the Commission on November 13, 1998).
      (1)    Stock Option Agreement dated as of August 26, 1998 between the
       10.17 Company and Norman D. Rich (incorporated by reference to
             Exhibit 10.20 of the Company's Form 10-Q filed with the Commission on November 13, 1998).
      (1)    Amendment No. 1 to Employment Agreement dated as of August 1,
       10.18 1998 between the Bank and Marlene Sachs (incorporated by reference to Exhibit 10.21 of the Company's Annual Report on
             Form 10-K filed with the Commission on March 30, 1999).
      (1)    Stock Option Agreement dated as of August 26, 1998 between the
       10.19 Company and Avrom H. Goldfeder (incorporated by reference to
             Exhibit 10.22 of the Company's Form 10-Q filed with the
             Commission on November 13, 1998).
      (1)    Stock Option Agreement dated as of August 26, 1998 between the
       10.20 Company and Glen Wherfel (incorporated by reference to Exhibit
             10.23 of the Company's Form 10-Q filed with the Commission on November 13, 1998).
      (1)    Employment Agreement dated as of December 16, 1998 between the
       10.21 Bank and Wilbur G. Meinen (incorporated by reference to
             Exhibit 10.24 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).


      (1)    Stock Option Agreement dated as of December 16, 1998 between
       10.22 the Company and Kurt C. Felde (incorporated by reference to
             Exhibit 10.25 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).
      (1)    Stock Option Agreement dated as of December 16, 1998 between
       10.23 the Company and Wilbur G. Meinen (incorporated by reference to
             Exhibit 10.26 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).
      (1)    Stock Option Agreement dated as of January 27, 1999 between
       10.24 the Company and Wilbur G. Meinen (incorporated by reference to
             Exhibit 10.27 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).
      (1)    Success Bancshares, Inc. 1998 Employee Stock Purchase Plan
       10.25 (incorporated by reference to Exhibit 10.28 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).
      (1)    Amendment No. 1 to 1995 Stock Option Plan (incorporated by
       10.26 reference to Exhibit 10.29 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).
      (1)    Restricted Stock Agreement dated as of December 16, 1998
       10.27 between the Company and Wilbur G. Meinen (incorporated by reference to Exhibit 10.30 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).
      10.28 Lease with respect to Chicago downtown branch banking facility (May, 1998) (incorporated by reference to Exhibit 10.31 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).
      (1)    Amendment No. 2 to Employment Agreement dated as of December
       10.29 16, 1998 between the Bank and Christa N. Calabrese









             (incorporated by reference to Exhibit 10.32 of the Company's
             Form 10-Q filed with the Commission on May 13, 1999).
      (1)    Agreement dated April 28, 1999 between the Company and Ronald
       10.30 W. Tragasz (incorporated by reference to Exhibit 10.33 of the
             Company's Form 10-Q filed with the Commission on August 15,
             1999).
      (1)    Stock Option Agreement dated April 28, 1999 between the
       10.31 Company and Ronald W. Tragasz (incorporated by reference to
             Exhibit 10.34 of the Company's Form 10-Q filed with the Commission on August 15, 1999).
      10.32 Sublease with respect to Corporate Center (April, 1999) (incorporated by reference to Exhibit 10.35 of the Company's Form 10-Q filed with the Commission on August 15, 1999).
      (1)    Stock Option Agreement dated August 25, 1999 between the
       10.33 Company and Sherwin Koopmans (incorporated by reference to
             Exhibit 10.36 of the Company's Form 10-Q filed with the Commission on November 10, 1999).
      (1)    Stock Option Agreement dated August 25, 1999 between the
       10.34 Company and Glen Wherfel (incorporated by reference to Exhibit
             10.37 of the Company's Form 10-Q filed with the Commission on November 10, 1999).
      (1)    Stock Option Agreement dated August 25, 1999 between the
       10.35 Company and George M. Ohlhausen (incorporated by reference to
             Exhibit 10.38 of the Company's Form 10-Q filed with the Commission on November 10, 1999).
      (1)    Stock Option Agreement dated August 25, 1999 between the
       10.36 Company and Avrom Goldfeder (incorporated by reference to
             Exhibit 10.39 of the Company's Form 10-Q filed with the Commission on November 10, 1999).
      (1)    Stock Option Agreement dated August 25, 1999 between the
       10.37 Company and Norman Rich (incorporated by reference to Exhibit
             10.41 of the Company's Form 10-Q filed with the Commission on November 10, 1999).
      (1)(2) Employment Agreement between the Bank and Craig J. Love dated
       10.38 May 5, 1999.
      (1)(2) Stock Option Agreement dated April 28, 1999 between the
       10.39 Company and Craig J. Love.
      (1)(2) Stock Option Agreement dated November 17, 1999 between the
       10.40 Company and Craig J. Love.
      (1)(2) Stock Option Agreement dated December 15, 1999 between the
       10.41 Company and Joseph A. Cari, Jr..
      (1)(2) Assignment dated December 15, 1999 of Stock Option Agreement
       10.42 dated December 15, 1999 between the Company and Joseph A.
             Cari, Jr. to the University of Notre Dame Law School.
      (2)    Financial Date Schedule
        27.1

  (1)  Management contract or compensatory plan or arrangement
  (2)  Filed herewith


















  Exhibit 27 - Financial Data Schedule

  Legend           This schedule contains summary financial information
                   extracted from the quarterly unaudited financial
                   statements of Success Bancshares, Inc. for the three
                   months ended March 31, 2000, and is qualified in its
                   entirety by reference to such financial statements.
  Name             Success Bancshares, Inc.
  Multiplier       1,000
  Period Type      3 months
  Fiscal Year End  Dec-31-
                   2000
  Period Start     Jan-01-
                   2000
  Period End       Mar-31-
                   2000
  Cash             12,432
  Int. Bearing     -
  Deposits
  Fed Funds Sold   -
  Trading Assets   -
  Investments      35,914
  Held-for-Sale
  Investments      -
  Carrying
  Investments      -
  Market
  Loans            451,849
  Allowance        4,358
  Total Assets     515,434
  Deposits         419,478
  Short Term       23,477
  Liabilities -    3,218
  Other
  Long Term        24,183
  Preferred        15,000
  Mandatory
  Preferred        -
  Common           25,365
  Other - SE       4,713
  Total            515,434
  Liabilities and
  Equity
  Interest - Loan  8,948
  Interest -       517
  Invest
  Interest -       2
  Other
  Interest -       9,467
  Total









  Interest -       4,099
  Deposit
  Interest -       5,147
  Expense
  Interest -       4,320
  Income - Net
  Loan - Losses    100
  Securities -     -
  Gains
  Expense - Other  4,432
  Income - Pretax  534
  Income - Pre-    534
  Extraordinary
  Extraordinary    -
  Changes          -
  Net - Income     395
  EPS - Basic      0.15
  EPS - Diluted    0.15
  Yield - Actual   3.73%
  Loans - Non      2,269
  Loans - Past     1,530
  Loans -          -
  Troubled
  Loans - Problem  1,200
  Allowance -      4,269
  Open
  Charge-Offs      12
  Recoveries       1
  Allowance -      4,358
  Close
  Allowance -      4,358
  Domestic
  Allowance -      -
  Foreign
  Allowance -      780
  Unallocated