Form 10-Q
period 2000-06-30
SUCCESS BANCSHARES INC
filed 2000-08-11
CIK 1009569

U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                   FORM 10-Q

X Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

    For the quarterly period ended June 30, 2000

    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the transition period from ________ to ________.

                        Commission File Number 0-23235


                           Success Bancshares, Inc.
            (Exact name of registrant as specified in its charter)



             Delaware                            36-3497644

  (State or other jurisdiction of      (I.R.S. Employer Identification
  incorporation or organization)                    No.)

100 Tri-State International, Suite                  60069
                300
  P.O. Box 1499, Lincolnshire IL                 (Zip Code)

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

Common stock: 2,433,864 shares $0.001 par value, outstanding as of August 1, 2000.








Table of Contents


Part I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Consolidated Balance Sheets                             1

                    Consolidated Statements of Income                       2

                    Consolidated Statements of Cash Flow                    3

                    Footnotes to Consolidated Financial Statements          4

          Item 2.   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                          5 - 10

          Item 3.  Quantitative and Qualitative Disclosures about Market Risk
                                                                           11


Part II.  OTHER INFORMATION

          Item 4.   Submission of Matters to a Vote of Security Holders    12

          Item 6.   (a)  Exhibits                                          12
                    (b)  Reports on Form 8-K
                         None

          Form 10-Q Signature Page                                         13

          Exhibit Index                                                    14


















                   Success Bancshares, Inc. and Subsidiaries
                       Consolidated Statements of Income
                                  (Unaudited)

                                                  June 30,    December
                                                  2000        31, 1999

                                                  (In thousands)
ASSETS
Cash and cash equivalents                            $15,103     $17,057
Securities available-for-sale                         34,412      36,329
Loans, less allowance for loan losses of $4,558
at June 30, 2000
and $4,269 at December 31, 1999                      466,253     424,668
Premises and equipment, net                           10,079      10,684
Interest receivable                                    3,167       2,876
Other real estate owned                                   45          50
Other assets                                           6,055       5,481

Total Assets                                        $535,114    $497,145


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non-interest bearing deposits                        $58,963     $60,571
Interest bearing deposits                            380,942     333,719

Total deposits                                       439,905     394,290
Federal funds purchased                                2,300           -
Federal Home Loan Bank advances                       38,719      45,946
Securities sold under repurchase agreements            3,046       5,002
Demand notes payable to U.S. Government                2,444       3,115
Note Payable                                           2,000           -
Trust preferred securities                            15,000      15,000
Interest payable and other liabilities                 3,200       2,942

Total Liabilities                                    506,614     466,295

Shareholders' equity
Preferred stock, $0.001 par value, 1,000,000               -           -
shares authorized, none issued
Common stock, $0.001 par value, 7,500,000 shares
authorized,
At June 30, 2000:  3,074,326 shares issued and
2,434,664 shares outstanding
At December 31, 1999:  3,074,326 shares issued             3           3
and 2,732,190 shares outstanding
Additional paid-in capital                            25,362      25,362
Retained earnings                                     10,065       9,284
Treasury stock                                       (6,650)     (3,563)
Loans to Employee Stock Ownership Plan                  (74)        (74)
Unearned compensation                                   (23)        (36)
Accumulated other comprehensive income                 (183)       (126)

Total Shareholders' Equity                            28,500      30,850

Total Liabilities and Shareholders' Equity          $535,114    $497,145

See accompanying notes to the Unaudited Consolidated Financial Statements.
                   Success Bancshares, Inc. and Subsidiaries
                       Consolidated Statements of Income
                                  (Unaudited)

                                   Three Months      Six Months Ended
                                      Ended
                                     June 30,            June 30,
                                  2000     1999       2000     1999

                                  (In thousands, except share data)
Interest income
Loans (including fee income)      $9,809   $7,587    $18,757  $15,208
Investment securities
Taxable                              379      375        762      765
Exempt from federal income tax       133      155        267      312
Other interest income                  -       73          2      170

                                  10,321    8,190     19,788   16,455
Interest expense
Deposits                           4,643    3,540      8,742    7,278
Trust preferred securities           335      336        671      671
Other borrowings                     773      294      1,485      578

                                   5,751    4,170     10,898    8,527


Net interest income                4,570    4,020      8,890    7,928
Provision for loan losses            475      150        575      300

Net interest income after          4,095    3,870      8,315    7,628
provision for loan losses

Other operating income
Service charges on deposit           675      521      1,270    1,010
accounts
Gain (Loss) on sale of loans         (4)       53          1      148
Gain on sale of fixed assets,          -        5         53        5
net
Net credit card processing             -      (8)          5     (15)
income (expense)
Other non-interest income             81       78        169      401

                                     752      649      1,498    1,549

Other operating expense
Salaries and employee benefits     2,165    2,214      4,397    4,398
Occupancy and equipment expense    1,008      825      2,007    1,640
Data processing                      217      214        427      404
Other non-interest expense           932      884      1,923    1,729

                                   4,322    4,137      8,754    8,171

Income before income taxes           525      382      1,059    1,006

Income tax expense                   131       90        270      273

Net income                          $394     $292       $789     $733

Basic earnings per share          $ 0.15   $ 0.10     $ 0.30   $ 0.25
Diluted earnings per share        $ 0.15   $ 0.10     $ 0.30   $ 0.25

See accompanying notes to the Unaudited Consolidated Financial Statements

                   Success Bancshares, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flow
                    Six Months Ended June 30, 2000 and 1999
                                  (Unaudited)


                                                     2000        1999

                                                      (In thousands)

Net cash provided by operating activities             $1,382      $1,422

Cash flows from investing activities:
Proceeds from maturities of available-for-sale         2,099       7,103
securities
Purchases of available-for-sale securities              (96)     (5,229)
Proceeds from the sale of other real estate                -         440
owned
Proceeds from sale of premises and equipment             482           -
Net (increase) decrease in loans                    (42,160)       1,090
Premises and equipment expenditures                    (635)     (1,056)

Net cash (used in) provided by investing            (40,310)       2,348
activities


Cash flows from financing activities:
(Decrease) increase in non-interest bearing          (1,608)       2,404
deposits
Increase (decrease) in interest bearing deposits      47,223    (16,815)
(Decrease) increase in demand notes payable to         (671)       1,688
U.S. Government
(Decrease) increase in securities sold under         (1,956)       1,817
agreements to repurchase
Net decrease in Federal Home Loan Bank advances      (7,227)       (121)
Increase in federal funds purchased                    2,300           -
Increase in note payable                               2,000           -
Issuance of common stock                                   -         534
Purchase of common stock for treasury                (3,143)     (1,773)
Proceeds from issuance of treasury stock                  56           -

Net cash provided by (used in) financing              36,974    (12,266)
activities

Decrease in cash and cash equivalents                (1,954)     (8,496)

Cash and cash equivalents at beginning of year        17,057      38,824

Cash and cash equivalents at end of period           $15,103     $30,328


See accompanying notes to the Unaudited Consolidated Financial Statements,

NOTE 1:   Basis of Presentation

The financial information of Success Bancshares, Inc. and subsidiaries (the Company) included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The interim financial statements should be read in conjunction with the Company's Annual Report and Form 10-K for the period ended December 31, 1999. The results of the interim period ended June 30, 2000 are not necessarily indicative of the results expected for the year ending December 31, 2000.


NOTE 2:   Recent Accounting Developments

In June 1999, The Financial Accounting Standards Board issued SFAS No. 137, _Accounting for Derivative Instruments and Hedging Activities _ Deferral of the Effective Date of FASB Statement No. 133_ which delays the effective date of SFAS No. 133 to periods beginning after June 15, 2000. Since the Company has no derivative or hedging activities, adoption of SFAS No. 133 does not currently impact the Company's financial statements.


NOTE 3:   Earnings Per Share

Basic earnings per share are computed by dividing net income, after deducting dividends on preferred stock (if any), by the weighted average number of common shares outstanding. Diluted earnings per share assumes the exercise of any dilutive instruments, including stock options.

The following table summarizes the computation of earnings per share for the periods indicated:

                                        For the Three Months Ended June 30,
                                            2000                  1999
                                     Income Share   Per-   Income  Share  Per-
                                    (Numer (Denomi Share  (Numer  (Denomi Share
                                     ator)  nator) Amount  ator)   nator) Amount
                                      (In thousands except per share amounts)
Net income                             $394                  $292
Basic EPS
Income available to common              394   2,526  $0.15    292  2,91   $0.10
stockholders

Effect of Dilutive Securities

Options                                   -       1             -
Diluted EPS
Income available to common
stockholders

+ assumed conversions                  $394   2,527  $0.15   $292  2,91   $0.10

                                               2000                  1999
                                    Income  Share  Per-    Income  Share   Per-
                                   (Numer  (Denomi Share  (Numer  (Denomi Share
                                    ator)   nator) Amount  ator)   nator) Amount
                                    (In thousands except per share amounts)
Net income                             $789                  $733
Basic EPS
Income available to common              789   2,605  $0.30    733  2,93   $0.25
stockholders

Effect of Dilutive Securities
Options                                   -       1             -

Diluted EPS
Income available to common
stockholders

+ assumed conversions                  $789   2,606  $0.30   $733  2,93   $0.25


NOTE 4:   Comprehensive Income

For the three and six month periods ended June 30, 2000 accumulated other comprehensive income increased $50 thousand and decreased $57 thousand, respectively. For the comparable periods in 1999, accumulated other comprehensive income decreased $257 thousand and $297 thousand, respectively.


NOTE 5:   Note Payable

The Company entered into a revolving line of credit agreement with American National Bank on June 5, 2000. The line is in the amount of $10.0 million with interest at 90 day libor plus 175 basis points. The interest rate on the line resets quarterly and interest is payable quarterly. The revolving line is secured by the common stock of the Bank and matures June 30, 2002.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The Company's principal business is conducted by its wholly owned subsidiary, Success National Bank (the _Bank_) and consists of full service community banking. The Bank is headquartered in Lincolnshire, Illinois located approximately 35 miles north of downtown Chicago, and, in addition to its headquarters, currently has nine branch offices. These banking facilities are located in Deerfield, Libertyville (2), Lincolnwood (2), Chicago/Lincoln Park, Lincolnshire, Skokie and Northbrook. Based upon an evaluation of all branch offices, management has decided to close both the Lincolnwood Mall and Skokie offices during the third quarter of this year.

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

Results of Operations

Net income for the quarter ended June 30, 2000 was $394 thousand, an increase of $102 thousand or 34.9% from the net income of $292 thousand for the comparable quarter in 1999. On a per share basis, earnings increased to $0.15 per diluted share for the second quarter of 2000 from $0.10 per diluted share for the 1999 quarter. For the six-month period ended June 30, 2000, net income was $789 thousand, an increase of $56 thousand or 7.6% from the net income of $733 thousand reported for the comparable period in 1999. Diluted earnings per share for the current six- month period was $0.30, an increase of $0.05 or 20% over the $0.25 reported for the comparable period of 1999.

Net Interest Income

The major source of earnings for the Company is net interest income. The related net interest margin represents the net interest income expressed as a percentage of average interest earning assets during the period. The following table sets forth information relating to the Company's consolidated average balance sheets, interest income and interest expense, and reflects the average yield on assets and cost of liabilities for the six-month periods ended June 30, 2000 and 1999. The yields and costs include adjustments for accretion and amortization of deferred fees and costs.
                                       Six Months Ended June 30
                                    2000                     1999
                          Average Interest Average Average  InterestAverage
Assets                    Balance Income    Rate  Balance   Income   Rate

                               (Dollars in Thousands)
Loans (1) & (2)           $450,908  $18,838  8.36% $371,681$15,221     8.19%
Taxable investment          24,646      757  6.14%   26,873    765     5.69%
securities
Investment securities
exempt from
federal income tax (1)      10,852      405  7.46%   13,250    473     7.14%
Interest bearing deposits
with financial
institutions                   103        7 13.59%    1,889     42     4.45%
Other interest earning           -        -           5,197    128     4.93%
assets

Total interest earning    $486,509  $20,007  8.22% $418,890$16,629     7.94%
assets
Non-interest earning        29,089                   39,408
assets

     Total assets         $515,598                 $458,298


                                           Six Months Ended June 30
                                      2000                      1999
                            Average   Interest Average AverageInterest Average
Liabilities &               Balance   Expense    Rate  Balance Expense   Rate
Shareholders' Equity

                                   (Dollars in Thousands)
Deposits:
NOW & money market                       $4,038  4.35% $163,844  $3,238  3.95%
accounts                             $185,531
Savings deposits               22,295       210  1.88%   22,825     241  2.11%
Time deposits                 151,968     4,494  5.91%  143,225   3,799  5.30%
Notes payable                      55         2  7.27%        -       -      -
Other borrowings               65,434     2,154  6.58%   38,488   1,249  6.49%

Total interest bearing        425,283    10,898  5.13%  368,382   8,527  4.63%
liabilities
Demand deposits - non-         57,493                    54,898
interest bearing
Other non-interest bearing      3,157                     2,841
liabilities
Shareholders' equity           29,665                    32,177

Total liabilities &          $515,598                  $458,298
shareholders' equity

Net Interest Income                      $9,109                  $8,102

Net Interest Margin                              3.74%                   3.87%


 (1) Tax-exempt income as reflected on a fully tax equivalent basis utilizing a 34% rate for all years presented.
 (2) Non-accrual loans are included in average loans.

The Company's annualized net interest margin for the six months ended June 30, 2000 was 3.74% as compared to 3.87% for the same period in 1999. The decline in the Company's net interest margin for the six months ended June 30, 2000 compared with the same period in 1999, is primarily attributable to the impact of the Company's negative short-term gap position in a rising interest rate environment as experienced during the past three quarters. Management has entered into a balance sheet restructuring program in order to reduce interest rate sensitivity involving the use of indexed loan and deposit products.

The following table represents a reconciliation of the change in fully tax equivalent net interest income from the prior year.

                                                             (In thousands)

Fully tax equivalent net interest income for the six months $ 8,102 ended June 30, 1999
Change due to fluctuations in volume of average interest          1,443
earning assets
Change due to interest rate fluctuations                          (436)

Fully tax equivalent net interest income for the six months  $    9,109
ended June 30, 2000

Other Operating Income

Other operating income for the quarter ended June 30, 2000 was $752 thousand, an increase of $103 thousand, or 15.9% over the $649 thousand recorded for the comparable period in 1999. For the six-month periods ended June 30, 2000 and 1999, other operating income was $1.5 million, respectively. Service charges on deposit accounts were $675 thousand and $1.3 million, respectively, for the quarter and six-month period ended June 30, 2000 as compared to $521 thousand and $1.0 million for the same periods, respectively, in 1999. For the quarter ended June 30, 2000 other noninterest income was $81 thousand as compared to $78 thousand for the same period in 1999. For the six-month period ended June 30, 2000 other noninterest income was $169 thousand versus $401 thousand for the comparable period in 1999, a decrease of $232 thousand. The decrease is primarily associated with the recognition, during the first quarter of 1999, of nonrecurring income arising from the receipt of a lawsuit settlement of $70 thousand and the settlement of monthly billing claims and conversion related charges with the Bank's service provider resulting in the reduction of previously accrued expenses by $94 thousand. Gains on the sale of loans decreased $57 thousand and $147 thousand for the quarter and six-month periods ended June 30, 2000 as compared to the same periods in 1999. The decreases are primarily related to the reduced fixed rate residential mortgage volume levels experienced in a rising rate interest environment.

Other Operating Expenses

Other operating expenses were $4.3 million for the quarter ended June 30, 2000 compared with $4.1 million for the same quarter in 1999. Salaries and benefits expense decreased $49 thousand, or 2.2%, to $2.2 million for the current quarter as compared to the same period in 1999 reflecting the reduction in employee headcount associated with the Company's branch consolidation efforts. Occupancy expenses increased $183 thousand, or 22.2%, to $1.0 million for the quarter ended June 30, 2000 versus the comparable period in 1999. The increase in occupancy expense is due, in part, to the recognition of rental and utility charges associated with the Company's corporate center that are not yet offset by the elimination of the occupancy expenses related to the closed Chicago Loop branch. The Company has not yet entered into a firm agreement to sublease the closed Loop branch space. For the six-month period ended June 30, 2000 other operating expenses were $8.8 million, an increase of $583 thousand, or 7.1%, over the $8.2 million recorded for the comparable period in 1999. Salaries and benefits expense was $4.4 million for both of the six-month periods ended June 30, 2000 and 1999. Occupancy expenses increased $367 thousand, or 22.4%, to $2.0 million for the six-month period ended June 30, 2000 versus the comparable period in 1999. During the second quarter of this year management continued in its efforts to evaluate the Company's operational and business units, from both financial and customer service perspectives. The evaluation process resulted in the decision to close both the Lincolnwood Mall and Skokie branches during the third quarter of this year. The Company will benefit in future periods as costs associated with these offices are eliminated. In addition, management is in the process of reviewing several options relating to the existing lease, which terminates in 2008, of the Company's recently closed Chicago Loop office.

Financial Condition

Loans

The loan portfolio is the largest category of the Company's interest earning assets. At June 30, 2000, total loans were $470.8 million, an increase of $41.9 million, or 9.8% from the $428.9 million at December 31, 1999. As the table below indicates, the growth in the loan portfolio is primarily attributable to growth in commercial and real estate mortgages which increased $16.4 million and $8.3 million, respectively. Strategically, during the past year, the Company has initiated various marketing and calling programs to generate potential business opportunities leading to the origination of commercial loans. Home equity loans outstanding increased $8.6 million during the first six months of 2000.

The following table sets forth the composition of the loan portfolio:

                                        June 30, 2000     December 31,1999
                                               Percent           Percent
                                       Amount    of      Amount     of
                                              Portfolio           Portfolio
                                            (Dollars in thousands)
                                       $145,659  30.94%   $129,233 30.13%
Real estate - construction               27,654   5.87%     19,422  4.53%
Real estate - mortgage                  205,908  43.74%    197,587 46.06%
Home equity                              83,509  17.74%     74,936 17.47%
Installment                               7,733   1.64%      7,385  1.72%
Credit cards                                338   0.07%        373  0.09%

Total gross loans                       470,801 100.00%    428,936 100.00%

Net deferred loan fees                      190               205
Unaccreted discount resulting from
loss on transfer of loans
from held-for-sale to portfolio           (180)             (204)

Loans net of unearned discount and net  470,811           428,937
deferred loan fees
Allowance for loan losses               (4,558)           (4,269)

Net loans                              $466,253          $424,668


Allowance to gross loans                  0.97%             1.00%

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

                                         June 30,      December
                                           2000        31, 1999
                                         (Dollars in thousands)
Non-performing loans:
Non-accrual                                  $2,291        $1,486
90 days or more past due, still                   1           222
accruing

Total non-performing loans                    2,292         1,708
Other real estate owned                           5            50

Total non-performing assets                  $2,337        $1,758
Non-performing loans to net loans             0.49%         0.40%

Non-performing loans to allowance for        50.29%        40.01%
loan losses

The increase in non-accrual loans of $805 thousand from December 31, 1999 to June 30, 2000 resulted primarily from the classification of four additional loans. Of the $2.3 million classified as non-accrual at June 30, 2000, the largest loan has a balance of $1.1 million. It is anticipated that one nonaccrual loan in the amount of $199 thousand will be repaid during the quarter ending September 30, 2000. Loans past due 90 days or more and still accruing decreased from $222,000 at December 31, 1999 to $1 thousand at June 30, 2000.

Potential Problem Loans

In addition to those loans disclosed under _Non-performing Loans,_ there are certain loans in the portfolio which management has identified through its problem loan identification system which exhibit a higher than normal credit risk. However, these loans do not represent non-performing loans to the Company. Management's review of the total loan portfolio to identify loans where there is concern that the borrower may not be able to continue to satisfy present loan repayment terms includes factors such as review of individual loans, recent loss experience and current economic conditions. Loans in this category include those with characteristics such as those that have recent adverse operating cash flow or balance sheet trends, or have general risk characteristics that the loan officer believes might jeopardize the future timely collection of principal and interest payments. The principal amount of loans in this category as of June 30, 2000 and December 31, 1999 were approximately $5.2 million and $2.3 million, respectively. At June 30, 2000, there were no significant loans which were classified by any bank regulatory agency that are not included above as non-performing or as a potential problem loan.

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

The following table summarizes transactions in the allowance for loan losses for the periods indicated:
                                                         Six Months
                                                            Ended
                                                          June 30,
                                                        2000    1999
                                                         (Dollars in
                                                         thousands)
Balance at beginning of period                          $4,269  $3,824
Provision for loan losses                                  575     300
Recoveries on loans previously charged-off                   3       3
Loans charged-off                                        (289)   (551)

Balance at end of period                                 4,558   3,576

Allowance as a % of total loans, net of unearned         0.97%   0.96%
discount and net deferred loan fees/costs

Ratio of net charge-offs to average loans outstanding    0.13%   0.29%
(annualized)

Control of the Company's loan quality is continually monitored by management and is reviewed by the Board of Directors and loan committee of the Bank on a monthly basis, subject to oversight by the Company's Board of Directors through its members who serve on the loan committee. Independent external review of the loan portfolio is provided by the examinations conducted by regulatory authorities and through the Company's independent public accountants in conjunction with the Company's annual audit. Internal loan review is primarily the responsibility of the Loan Review Department. The Loan Review Department measures risk in the Company's loan portfolio through (i) an in-depth credit review which emphasizes larger and newer commercial and commercial real estate credits, (ii) a system of process reviews for all retail portfolios, (iii) attendance at loan committee meetings and (iv) the completion of monthly monitoring activities evaluating the classification of delinquent and non-accrual loans. The amount of additions to the allowance for loan losses, which is charged to earnings through the provision for loan losses, is determined based on a variety of factors, including actual charge-offs during the year, historical loss experience and delinquent loans. Although management believes the allowance for loan losses is adequate to cover any potential losses, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future.

Deposits

The following table sets forth deposits at the periods indicated:
                                     June 30, Percent  December Percent
                                       2000      of    31, 1999    of
                                              Deposits          Deposits

                                           (Dollars in thousands)
NOW and money market accounts        $196,281  44.62 %  $181,296 45.98 %
Savings                                21,615   4.91 %    21,359  5.42 %
Time                                  163,046  37.07 %   131,064 33.24 %
Demand                                 58,963  13.40 %    60,571 15.36 %

Total                                $439,905 100.00 %  $394,290100.00 %


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

Quantitative measures established by Federal regulations to ensure capital adequacy require the Company and the Bank to maintain minimum ratios (set forth in the table below) of Tier I capital (as defined in the regulations) to total average assets (as defined in the regulations). As of June 30, 2000, the Company's actual total capital to risk-weighted assets ratio was 11.61%. As of June 30, 2000, the ratio of the Bank's total capital to risk-weighted assets was 11.64% indicating that the Bank is considered _well capitalized._ In June 2000, the Company, through a reduction in investable cash, contributed an additional $5.0 million in capital to the Bank.

The required ratios and the Company's and Bank's actual ratios at June 30, 2000, are presented below:

                                                        To Be Well
                                                          Capitalized
                                                          Under Prompt
                                          For Capital      Corrective
                           Actual          Adequacy          Action
                                           Purposes        Provisions
                       Amounts Ratio   Amounts  Ratio   Amounts  Ratio
                                    (Dollars in thousands)
As of June 30, 2000
Total Capital (to Risk
Weighted Assets):
 Consolidated         $48,241 11.61%  $33,254    8.0%   Not Applicable
 Bank                  48,077 11.64%   33,046    8.0%  $41,308   10.0%
Tier 1 Capital (to
 Risk Weighted Assets):
 Consolidated          38,244  9.20%   16,627    4.0%   Not Applicable
 Bank                  43,519 10.54%   16,523    4.0%   24,785    6.0%
Tier 1 Capital (to
 Average Assets):
 Consolidated          38,244  7.42%   20,624    4.0%   Not Applicable
 Bank                 $43,519  8.47%  $20,549    4.0%  $25,686    5.0%

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

The Bank's core deposits, the most stable source of liquidity for community banks due to the nature of long-term relationships generally established with depositors and the security of deposit insurance provided by the FDIC, are available to provide long-term liquidity. At June 30, 2000 and December 31, 1999, 32.31% and 36.83%, respectively, of the Company's total assets were funded by NOW accounts and demand deposits.

Liquid assets refer to the Company's money market assets such as cash and due from banks, federal funds sold and interest bearing time deposits with financial institutions, as well as securities available for sale and securities held-to-maturity with a remaining maturity less than one year. Net liquid assets represent the sum of the liquid asset categories less the amount of assets pledged to secure public funds on deposit with the Bank. As of June 30, 2000 and December 31, 1999, net liquid assets totaled approximately $23.8 million and $22.7 million, respectively.

The Company's cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities consists primarily of earnings. Net cash used in investing activities, consisting primarily of loan and investment funding, was $40.3 million at June 30, 2000 as compared to cash provided of $2.3 million for the same period in 1999. The increased usage is primarily attributable to an increase in loan volume in 2000. Net cash provided by financing activities, consisting primarily of deposit activities, was $37.0 million at June 30, 2000 as compared to cash used of $12.3 million at June 30, 1999. The increase in cash provided is primarily the result of an increase in interest bearing deposit balances in 2000.

Forward Looking Statements

Statements made about the Company's future economic performance, strategic plans or objectives, revenues or earnings projections, or other financial predictions and similar statements are not guarantees of future performance, but are forward looking statements. By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those in the statements. Important factors that might cause the Company's actual results to differ materially include, but are not limited to, the following:

 .    Federal and state legislative and regulatory developments;
 .    The impact of continued loan and deposit promotions on the Company's net interest margin;
 .    The Company's ability to successfully manage the consolidation or closing of existing branch facilities and the possibility of further difficulties or delays in releasing the Chicago Loop office;
 .    Changes in management's estimate of the adequacy of the allowance for loan losses;
 .    Increases in loan delinquencies or write-offs;
 .    Interest rate movements and their impact on customer behavior and the
Company's net interest margin;
 .    The impact of interest rate sensitivity restructuring activities;
 .    The impact of repricing and competitors' pricing initiatives on loan and deposit products;
 .    The Company's ability to adapt successfully to technological changes to meet customers' needs and developments in the marketplace;
 .    The Company's ability to access cost effective funding; and
 .    Changes in financial markets and general economic conditions.




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

In order to evaluate its asset/liability sensitivity, management employs a measurement tool which determines exposure to changes in interest rates by measuring the percentage change in net interest income over a one-year time horizon due to changes in rates. Management measures such percentage change assuming an instantaneous permanent parallel shift in the yield curve of 100 and 200 basis points, both upward and downward. The model uses an option-based pricing approach to estimate the sensitivity of mortgage loans. The most significant embedded option in these types of assets is the prepayment option of the borrowers. The model uses various prepayment assumptions depending upon the type of mortgage instrument (residential mortgages, commercial mortgages, mortgage-backed securities, etc.). Prepayment rates for mortgage instruments ranged from 5 to 48 CPR (Constant Prepayment Rate) as of June 30, 2000 and December 31, 1999. For administered rate core deposits (e.g. NOW and savings accounts), the model utilizes interest rate floors equal to 100 basis points below their current levels.

Utilizing this measurement concept, the interest rate risk of the Company, expressed as a percentage change in net interest income over a one-year time horizon due to changes in interest rates, at June 30, 2000 and December 31, 1999, was as follows:

                                                Basis Point Change
                                           +200   +100      -100   -200

At June 30, 2000                           (6.5%) (3.2%)    3.2%   6.3%
At December 31, 1999                       (8.8%) (4.4%)    4.6%   7.8%

As the table indicates, the Company's balance sheet restructuring activities in 2000, which involve indexed loan and deposit products, have resulted in an improved interest rate sensitivity position.

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





PART II:  OTHER INFORMATION

Item 4:   Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders was held on May 24, 2000.
At the Annual Meeting of Stockholders one matter was submitted to a vote of stockholders:
The election of two directors to the Board of Directors to serve for a three year term or until their successors are elected and qualified.
        Director              Votes for      Votes
                                             Withheld

        Joseph A. Cari, Jr.   1,829,844      205,770
        Norman D. Rich        1,829,354      206,260

Item 6:   Exhibits and Reports on Form 8-K

(a) Exhibits

 Exhibit
 Number   Exhibit Title
 3.1 Second Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Securities and Exchange Commission (the _Commission_) on July 31, 1997).
 3.1.1 Certificate of Designations of Series B Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1.1 of the Company's Form 10-Q filed with the Commission on November 13, 1998).
 3.2      By-laws of the Company (incorporated by reference to Exhibit
          3.2 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).
 3.2.1    Amendment No. 1 to By-laws (incorporated by reference to
          Exhibit 3.2.1 of the Company's Form 10-Q filed with the Commission on May 13, 1999).
 4.1 Form of Subordinated Indenture relating to the Junior Subordinated Debentures (incorporated by reference to Exhibit
          4.1 of the Form S-1 Registration Statement of the Company and Success Capital Trust I (_Success Capital_) (No. 333-51271 and No. 333-51271-01) filed with the Commission on April 28,
          1998).
 4.2 Form of Junior Subordinated Debenture Certificate (included as an exhibit to Exhibit 4.1).
 4.3 Certificate of Trust of Success Capital (incorporated by reference to Exhibit 4.3 of the Form S-1 Registration Statement of the Company and Success Capital (No. 333-51271 and 333-51271-01) filed with the Commission on April 28,
          1998).
 4.4 Form of Amended and Restated Trust Agreement of Success Capital (incorporated by reference to Exhibit 4.4 of the Form S-1 Registration Statement of the Company and Success Capital (No. 333-51271 and 333-51271-01) filed with the Commission on April 28, 1998).
 4.5 Form of Trust Preferred Security Certificate of Success Capital (included as an exhibit to Exhibit 4.4).
 4.6 Form of Common Security Certificate of Success Capital (included as an exhibit to Exhibit 4.4).
 4.7 Form of Guarantee Agreement of the Company relating to the Trust Preferred Securities (incorporated by reference to
          Exhibit 4.7 of the Form S-1 Registration Statement of the Company and Success Capital (No. 333-51271 and 333-51271-01) filed with the Commission on April 28, 1998).
 4.8 Form of Rights Agreement, dated as of August 1, 1998, between the Company and Harris Trust and Savings Bank, which includes as Exhibit B thereto the Form of Right Certificate (incorporated by reference to Exhibit 1 of the Company's Form 8-A Registration Statement (File No. 001-14381) filed with the Commission on August 6, 1998).
  (1)27.1 Financial Date Schedule

Filed herewith

(b) Reports on Form 8-K

None





SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        Success Bancshares, Inc.

                                        (Registrant)




August 11, 2000                         /s/

Date                                    Wilbur G. Meinen, Jr.
                                        Chairman, President & Chief
                                        Executive Officer




August 11, 2000                         /s/

Date                                    Kurt C. Felde
                                        Executive Vice President
                                        Chief Financial Officer




EXHIBIT INDEX

    3.1 Second Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Securities and Exchange Commission (the _Commission_) on July 31, 1997).
    3.1.1 Certificate of Designations of Series B Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1.1 of the Company's Form 10-Q filed with the Commission on November 13, 1998).
    3.2    By-laws of the Company (incorporated by reference to Exhibit
           3.2 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).
    3.2.1  Amendment No. 1 to By-laws (incorporated by reference to
           Exhibit 3.2.1 of the Company's Form 10-Q filed with the Commission on May 13, 1999).
    4.1 Form of Subordinated Indenture relating to the Junior Subordinated Debentures (incorporated by reference to Exhibit 4.1 of the Form S-1 Registration Statement of the Company and Success Capital Trust I (_Success Capital_) (No. 333-51271 and No. 333-51271-01) filed with the Commission on April 28, 1998).
    4.2 Form of Junior Subordinated Debenture Certificate (included as an exhibit to Exhibit 4.1).
    4.3 Certificate of Trust of Success Capital (incorporated by reference to Exhibit 4.3 of the Form S-1 Registration Statement of the Company and Success Capital (No. 333-51271 and 333-51271-01) filed with the Commission on April 28,
           1998).
    4.4 Form of Amended and Restated Trust Agreement of Success Capital (incorporated by reference to Exhibit 4.4 of the Form S-1 Registration Statement of the Company and Success Capital (No. 333-51271 and 333-51271-01) filed with the Commission on April 28, 1998).
    4.5 Form of Trust Preferred Security Certificate of Success Capital (included as an exhibit to Exhibit 4.4).
    4.6 Form of Common Security Certificate of Success Capital (included as an exhibit to Exhibit 4.4).
    4.7 Form of Guarantee Agreement of the Company relating to the Trust Preferred Securities (incorporated by reference to
           Exhibit 4.7 of the Form S-1 Registration Statement of the Company and Success Capital (No. 333-51271 and 333-51271-01) filed with the Commission on April 28, 1998).
    4.8 Form of Rights Agreement, dated as of August 1, 1998, between the Company and Harris Trust and Savings Bank, which includes as Exhibit B thereto the Form of Right Certificate (incorporated by reference to Exhibit 1 of the Company's Form 8-A Registration Statement (File No. 001-14381) filed with the Commission on August 6, 1998).
    (1)27. Financial Date Schedule


(1)  Filed herewith



Exhibit 27 - Financial Data Schedule

Legend                        This schedule contains summary financial
                              information extracted from the quarterly
                              unaudited financial statements of Success
                              Bancshares, Inc. for the six months ended June
                              30, 2000, and is qualified in its entirety by
                              reference to such financial statements.
Name                          Success Bancshares, Inc.
Multiplier                    1,000
Period Type                   Six months
Fiscal Year End               Dec-31-2000
Period Start                  Jan-01-2000
Period End                    June-30-2000
Cash                          15,103
Int. Bearing Deposits         -
Fed Funds Sold                -
Trading Assets                -
Investments Held-for-Sale     34,412
Investments Carrying          -
Investments Market            -
Loans                         470,811
Allowance                     4,558
Total Assets                  535,114
Deposits                      439,905
Short Term                    27,390
Liabilities - Other           3,200
Long Term                     36,119
Preferred Mandatory           -
Preferred                     -
Common                        3
Other - SE                    28,497
Total Liabilities and Equity  535,114
Interest - Loan               18,757
Interest - Invest             1,024
Interest - Other              7
Interest - Total              19,788
Interest - Deposit            8,742
Interest - Expense            10,898
Interest - Income - Net       8,890
Loan - Losses                 575
Securities - Gains            -
Expense - Other               8,754
Income - Pretax               1,059
Income - Pre-Extraordinary    1,059
Extraordinary                 -
Changes                       -
Net - Income                  789
EPS - Basic                   $0.30
EPS - Diluted                 $0.30
Yield - Actual                3.74%
Loans - Non                   2.291
Loans - Past                  1
Loans - Troubled              -
Loans - Problem               5,200
Allowance - Open              4,269
Charge-Offs                   289
Recoveries                    3
Allowance - Close             4,558
Allowance - Domestic          3,569
Allowance - Foreign           -
Allowance - Unallocated       989