Form 10-Q
period 2000-09-30
SUCCESS BANCSHARES INC
filed 2000-11-13
CIK 1009569

U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                   FORM 10-Q

|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2000

|_| Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ________ to ________.

                        Commission File Number 0-23235



                           Success Bancshares, Inc.
            (Exact name of registrant as specified in its charter)



             Delaware                            36-3497644
  (State or other jurisdiction of      (I.R.S. Employer Identification
  incorporation or organization)                    No.)

100 Tri-State International, Suite                  60069
                300                              (Zip Code)
  P.O. Box 1499, Lincolnshire IL
  (Address of Principal Executive
             Offices)

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

              Yes  |X|                      No   |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock: 2,434,833 shares, $0.001 par value, outstanding as of October 22, 2000.











                               Table of Contents


Part I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements
               Consolidated Balance Sheets                                1
               Consolidated Statements of Income                          2
               Consolidated Statements of Cash Flow                       3
               Footnotes to Consolidated Financial Statements           4-5

     Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                               6-11

     Item 3.   Quantitative and Qualitative Disclosures about Market Risk12


Part II.       OTHER INFORMATION
     Item 6.   (a)  Exhibits                                          13-14
               (b)  Reports on Form 8-K
                    None

Form 10-Q Signature Page                                                 15

Exhibit Index                                                         16-17


















Success Bancshares, Inc. and Subsidiaries
Consolidated Balance Sheets
September 30, 2000 and December 31, 1999
(Unaudited)
                                                  September 30,  December 31,
                                                      2000           1999

                                                        (In thousands)
ASSETS
Cash and cash equivalents                           $    25,566    $    17,057
Securities available-for-sale                            34,149         36,329
Real estate loans held-for-sale                             254              -
Loans, less allowance for loan losses of $4,638
at September 30, 2000
and $4,269 at December 31, 1999                         468,117        424,668
Premises and equipment, net                               9,838         10,684
Interest receivable                                       3,550          2,876
Other real estate owned                                      43             50
Other assets                                              6,301          5,481

Total Assets                                       $    547,818   $    497,145


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non-interest bearing deposits                       $    61,631    $    60,571
Interest bearing deposits                               403,276        333,719

Total deposits                                          464,907        394,290
Federal funds purchased                                       -              -
Federal Home Loan Bank advances                          29,054         45,946
Securities sold under repurchase agreements               2,255          5,002
Demand notes payable to U.S. Government                   1,612          3,115
Note Payable                                              2,000              -
Trust preferred securities                               15,000         15,000
Interest payable and other liabilities                    3,679          2,942

Total Liabilities                                       518,507        466,295

Shareholders' equity
Preferred stock, $0.001 par value, 1,000,000                  -              -
shares authorized, none issued
Common stock, $0.001 par value, 7,500,000 shares
authorized,
At September 30, 2000:  3,074,326 shares issued
and 2,434,833 shares outstanding
At December 31, 1999:  3,074,326 shares issued                3              3
and 2,732,190 shares outstanding
Additional paid-in capital                               25,362         25,362
Retained earnings                                        10,701          9,284
Treasury stock                                          (6,658)        (3,563)
Loans to Employee Stock Ownership Plan                     (74)           (74)
Unearned compensation                                      (17)           (36)
Accumulated other comprehensive income                      (6)          (126)

Total Shareholders' Equity                               29,311         30,850
Total Liabilities and Shareholders' Equity         $    547,818   $    497,145


See accompanying notes to the Unaudited Consolidated Financial Statements


                                     - 1 -
Success Bancshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
                                    Three Months Ended      Nine Months Ended
                                       September 30,          September 30,
                                    2000        1999          2000      1999

                                        (In thousands, except share data)
Interest income
Loans (including fee income)       $10,265  $    7,902   $    29,022   $23,110
Investment securities
Taxable                                369         374         1,131     1,139
Exempt from federal income tax         132         151           399       463
Other interest income                   42         320            44       490

                                    10,808       8,747        30,596    25,202
Interest expense
Deposits                             5,183       3,700        13,925    10,978
Trust preferred securities             336         336         1,007     1,007
Other borrowings                       644         264         2,129       842

                                     6,163       4,300        17,061    12,827


Net interest income                 4,645        4,447        13,535    12,375
Provision for loan losses              150         150           725       450

Net interest income after            4,495       4,297        12,810    11,925
provision for loan losses

Other operating income
Service charges on deposit             609         567         1,879     1,577
accounts
Gain on sale of loans                   35          34            36       182
Gain on sale of fixed assets, net        -           9            53        14
Net credit card processing income        2        (13)             7      (28)
(expense)
Other non-interest income              135         215           304       616

                                       781         812         2,279     2,361

Other operating expense
Salaries and employee benefits       2,178       2,324         6,575     6,722
Occupancy and equipment expense      1,044         816         3,051     2,456
Data processing                        190         199           617       603
Other non-interest expense             930         931         2,853     2,660

                                     4,342       4,270        13,096    12,441

Income before income taxes             934         839         1,993     1,845

Income tax expense                     289         273           559       546

Net income                            $645    $    566    $    1,434    $1,299

Basic earnings per share            $ 0.26      $ 0.20        $ 0.56    $ 0.45
Diluted earnings per share          $ 0.26      $ 0.20        $ 0.56    $ 0.45

See accompanying notes to the Unaudited Consolidated Financial Statements
                                     - 2 -
Success Bancshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flow
Nine Months Ended September 30, 2000 and 1999
(Unaudited)


                                                       2000          1999

                                                        (In thousands)

Net cash provided by operating activities             $    2,363   $    2,274

Cash flows from investing activities:
Proceeds from maturities of available-for-sale             2,695        9,602
securities
Purchases of available-for-sale securities                 (138)      (6,381)
Proceeds from the sale of other real estate                    -          440
owned
Proceeds from sale of premises and equipment                 482            -
Net increase in loans                                   (44,428)     (16,036)
Premises and equipment expenditures                        (845)        (627)

Net cash used in investing activities                   (42,234)     (13,002)


Cash flows from financing activities:
Increase in non-interest bearing deposits                  1,060        3,621
Increase (decrease) in interest bearing deposits          69,557      (6,159)
(Decrease) increase in demand notes payable to           (1,503)        2,253
U.S. Government
(Decrease) increase in securities sold under             (2,747)        1,350
agreements to repurchase
Net decrease in Federal Home Loan Bank advances         (16,892)      (2,182)
Increase in note payable                                   2,000            -
Issuance of common stock                                       -          586
Purchase of common stock for treasury                    (3,207)      (2,683)
Proceeds from issuance of treasury stock                     112            -

Net cash provided by (used in) financing                  48,380      (3,214)
activities

Increase (decrease) in cash and cash equivalents           8,509     (13,942)

Cash and cash equivalents at beginning of year            17,057       38,824

Cash and cash equivalents at end of period           $    25,566  $    24,882


See accompanying notes to the Unaudited Consolidated Financial Statements

                                     - 4 -



NOTE 1:   Basis of Presentation
The financial information of Success Bancshares, Inc. and subsidiaries (the Company) included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The interim financial statements should be read in conjunction with the Company's Annual Report and Form 10-K for the period ended December 31, 1999. The results of the interim period ended September 30, 2000 are not necessarily indicative of the results expected for the year ending December 31, 2000.


NOTE 2:   Recent Accounting Developments
In June 1999, The Financial Accounting Standards Board (FASB) issued SFAS No. 137, _Accounting for Derivative Instruments and Hedging Activities _ Deferral of the Effective Date of FASB Statement No. 133_ which delayed the effective date of SFAS No. 133 to periods beginning after June 15, 2000. In addition, in June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" which amends and/or supersedes various sections of SFAS No. 133. Since the Company has no derivative or hedging activities, adoption of either SFAS No. 133 or SFAS No. 138 is not currently expected to impact the Company's financial statements.

In June 2000, the FASB issued SFAS No. 139, "Rescission of FASB Statement No. 53 and amendments to FASB Statements No. 63, 89 and 121" effective for periods beginning after December 15, 2000. The application of SFAS No. 139 will not impact the Company's financial statements.

Additionally, in September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities
- a replacement of FASB Statement No. 125." SFAS No. 140 replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Disclosures about securitization and collateral accepted need not be reported for periods ending on or before December 15, 2000, for which financial statements are presented for comparative purposes. The application of SFAS No. 140 is not expected to impact the Company's financial statements.





                                     - 5 -

NOTE 3:   Earnings Per Share
Basic earnings per share are computed by dividing net income, after deducting dividends on preferred stock (if any), by the weighted average number of common shares outstanding. Diluted earnings per share assumes the exercise of any dilutive instruments, including stock options.

The following table summarizes the computation of earnings per share for the periods indicated:
                         For the Three Months Ended September 30,
                                     2000                       1999
                         Income	 Share	Per-Share	 Income   Share 	Per-Share
      			(Numerat (Denomin	Amount   (Numerat (Denomin	Amount
                            or)      ator)               or)     ator)
                                 (In thousands, except per share amounts)
Net income                $645                       $566
Basic EPS
Income available to        645   2,436  $ 0.26        566   2,847 $   .20
common stockholders
Effect of Dilutive                      $ 0.26        566   2,847 $   .20
common stockholders
Effect of Dilutive
Securities
Options                     -       9                  -       2

Diluted EPS
Income available to
common stockholders
 + assumed conversions    $645   2,445  $ 0.26       $566   2,849 $  0.20

                          For the Nine Months Ended September 30,
                                    2000                       1999
                     	Income	Share	Per-Share	Income   Share	Per-Share
                     	(Numerat (Denomin	Amount    (Numerat (Denomin	Amount
                            or)     ator)                 or)    ator)
                            (In thousands, except per share amounts)
Net income                  $1,434                     $1,299
Basic EPS
Income available to common   1,434   2,549 $   0.56     1,299    2,908$  0.45
stockholders
Effect of Dilutive
Securities
common   			     1,434   2,549 $   0.56     1,299    2,908$  0.45
stockholders
Effect of Dilutive
Securities
Options                          -       1                  -        1

Diluted EPS
Income available to common
stockholders
 + assumed conversions      $1,434   2,550 $   0.56    $1,299    2,909$  0.45

NOTE 4:   Comprehensive Income
For the three and nine month periods ended September 30, 2000, accumulated other comprehensive income increased $177 thousand and $120 thousand, respectively. For the comparable periods in 1999, accumulated other comprehensive income decreased $114 thousand and $411 thousand, respectively.

NOTE 5:   Note Payable

The Company entered into a revolving line of credit agreement with American National Bank on June 5, 2000. The line is in the amount of $10.0 million with interest payable at the 90 day LIBOR rate, plus 175 basis points. The interest rate on the line resets quarterly and interest is payable quarterly. The revolving line is secured by the common stock of the Bank and matures June 30, 2002.

                                     - 6 -
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The Company's principal business is conducted by its wholly owned subsidiary, Success National Bank (the _Bank_) a full service community bank. The Bank is headquartered in Lincolnshire, Illinois located approximately 35 miles north of downtown Chicago, and, in addition to its headquarters, currently has seven branch offices. These banking facilities are located in Deerfield, Libertyville (2), Lincolnwood, Chicago/Lincoln Park, Lincolnshire and Northbrook. Based upon an overall evaluation of its branch locations, management closed both the Lincolnwood Mall and Skokie offices during the third quarter of this year.

The profitability of the Company's operations depends primarily on its net interest income, provision for loan losses, other operating income, and other operating expenses. Net interest income is the difference between the income the Company receives on its loan and investment portfolios and its cost of funds, which consists of interest paid on deposits and borrowings and distributions on trust preferred securities. The provision for loan losses reflects the cost associated with the level of credit risk in the Company's loan portfolio. Other operating income consists primarily of service charges on deposit accounts, securities gains, if any, gains on sale of loans, net credit card processing income and other fees and commissions. Other operating expenses include salaries and employee benefits, occupancy and equipment expenses, data processing and other non-interest expenses.

Net interest income is dependent on the amounts and yields of interest earning assets as compared to the amounts of and rates on interest bearing liabilities. Net interest income is sensitive to changes in market rates of interest and the Company's asset/liability management procedures in coping with such changes. The provision for loan losses is dependent on increases in the loan portfolio, management's assessment of the collectibility of loans in the portfolio, as well as economic and market factors. Other operating expenses are heavily influenced by the number of branches which impacts both salary and occupancy expenses. Growth in the number of account relationships directly affects such expenses as data processing costs, supplies, postage and other miscellaneous expenses.

Results of Operations

Net income for the quarter ended September 30, 2000 was $645 thousand, an increase of $79 thousand or 14.0% from net income of $566 thousand for the comparable quarter in 1999. On a per share basis, earnings increased to $0.26 per diluted share for the third quarter of 2000 from $0.20 per diluted share for the 1999 quarter. For the nine-month period ended September 30, 2000, net income was $1.4 million, an increase of $135 thousand or 10.4% from net income of $1.3 million reported for the comparable period in 1999. Diluted earnings per share for the current nine-month period were $0.56, an increase of $0.11 or 24.4% over the $0.45 reported for the comparable period of 1999.


                                     - 8 -
Net Interest Income

The major source of earnings for the Company is net interest income. The related net interest margin represents the net interest income expressed as a percentage of average interest earning assets during the period. The following table sets forth information relating to the Company's consolidated average balance sheets, interest income and interest expense, and reflects the average yield on assets and cost of liabilities for the nine-month periods ended September 30, 2000 and 1999. The yields and costs include adjustments for accretion and amortization of deferred fees and costs.
                                Nine Months Ended September 30,

                                    2000                      1999

                         Average Interest Average  Average   Interest Average
Assets                   Balance Income   Rate     Balance   Income   Rate

                                         (Dollars in thousands)
Loans (1) & (2)          $457,940  $29,158   8.49%   $372,793  $23,129 8.27%
Taxable investment         24,264    1,139   6.26%     26,343    1,139 5.76%
securities
Investment securities
exempt from
     Federal income tax    10,846      604   7.43%     13,010      701 7.18%
(1)
Interest bearing deposits
with
     financial                214        9   5.61%      4,512      164 4.85%
institutions
Other interest earning        545       27   6.61%      8,587      326 5.06%
assets

Total interest earning   $493,809  $30,937   8.35%   $425,245  $25,459 7.98%
assets
Non-interest earning       28,691                      36,191
assets

     Total assets        $522,500                    $461,436










                                     - 9 -
Results of Operations (continued)

Net Interest Income (continued)

                                    Nine Months Ended September 30,

                                    2000                        1999

                          Average  Interest Average  Average  Interest Average
Liabilities &             Balance  Expense  Rate     Balance  Expense  Rate
Shareholders' Equity

                                          (Dollars in thousands)
Deposits:
NOW & money market                   $6,485   4.52%   $166,431   $4,936  3.95%
accounts                          $191,321
Savings deposits            22,188      313   1.88%     22,986      353  2.05%
Time deposits              156,476    7,127   6.07%    143,920    5,689  5.27%
Notes payable                  708       46   8.66%          -        -      -
Other borrowings            61,021    3,090   6.75%     37,690    1,849  6.54%

Total interest bearing     431,714   17,061   5.27%    371,027   12,827  4.61%
liabilities
Demand deposits - non-      58,120                      55,583
interest bearing
Other non-interest           3,330                       2,907
bearing liabilities
Shareholders' equity        29,336                      31,919

Total liabilities &       $522,500                    $461,436
shareholders' equity

Fully Taxable Equivalent            $13,876                     $12,632
Net Interest Income

Net Yield on Interest                         3.75%                      3.96%
Earning Assets

Tax-exempt income reflected on a fully tax equivalent basis utilizing a 34% rate for all years presented.

Non-accrual loans are included in average loans.

The Company's annualized net interest margin for the nine months ended September 30, 2000 was 3.75% as compared to 3.96% for the same period in 1999. The decline in the Company's net interest margin for the nine months ended September 30, 2000 compared with the same period in 1999 is primarily attributable to the impact of the Company's negative short-term gap position in a rising interest rate environment as experienced during the past year. Management has entered into a balance sheet restructuring program involving the use of indexed loan and deposit products in order to reduce interest rate sensitivity and in an effort to improve the net interest margin. The Company's 12-month GAP position has been improved from negative 18% at December 31, 1999 to approximately negative 13% at September 30, 2000.

The following table represents a reconciliation of the change in fully tax equivalent net interest income from the prior year.

                                                             (In thousands)

Fully tax equivalent net interest income for the nine months $ 12,632 ended September 30, 1999
Change due to fluctuations in volume of average interest              2,115
earning assets
Change due to interest rate fluctuations                              (871)

Fully tax equivalent net interest income for the nine months    $    13,876
ended September 30, 2000


Other Operating Income

Other operating income for the quarter ended September 30, 2000 was $781 thousand, a decrease of $31 thousand, or 3.8% over the $812 thousand recorded for the comparable period in 1999. For the nine-month period ended September 30, 2000 other operating income was $2.3 million, a decrease of $82 thousand, or 3.5% over the $2.4 million reported for the comparable period in 1999. For the nine-month period ended September 30, 2000, service charges on deposit accounts amounted to $1.9 million, an increase of $302 thousand, or 19.2% over the $1.6 million recorded during the comparable period in 1999. Additionally, for the nine-month period ended September 30, 2000 the gain on the sale of residential one-to-four family loans was $36 thousand versus a gain of $182 thousand for the comparable period in 1999. The decrease in the current period in the gain on sale of residential one-to-four family loans is primarily due to increased interest rates that resulted in reduced loan origination volumes.
For the quarter ended September 30, 2000 other noninterest income was $135 thousand as compared to $215 thousand for the same period in 1999. The decrease during the current quarter resulted primarily from the recognition of approximately $99 thousand of nonrecurring income in the third quarter of 1999. For the nine-month period ended September 30, 2000 other noninterest income was $304 thousand versus $616 thousand for the comparable period in 1999, a decrease of $312 thousand. The decrease is primarily the result of the recognition of, during the first quarter of 1999, nonrecurring income including the receipt of a lawsuit settlement of $70 thousand and the settlement of monthly billing claims and conversion related charges with the Bank's service provider and the reduction of previously accrued expenses by $94 thousand.

Other Operating Expenses

Other operating expenses were $4.3 million for the quarter ended September 30, 2000, an increase of $72 thousand or 1.7% as compared with $4.3 million for the same quarter in 1999. Salaries and benefits expense decreased $146 thousand, or 6.3%, to $2.2 million for the current quarter as compared to the same period in 1999, reflecting reduced staffing levels related to the branch closures. Occupancy expenses increased $228 thousand, or 27.9%, to $1.0 million for the quarter ended September 30, 2000 versus the comparable period in 1999. The increase in occupancy expense is due, in part, to the recognition in 2000 of rental and utility charges associated with the Company's corporate center that are not yet offset by the elimination of the occupancy expenses related to the closed Chicago Loop, Lincolnwood Mall and Skokie branches. While management continues to explore possible subtenant and lease buyout arrangements, the Company has not yet entered into a firm agreement to eliminate or reduce the significant rental cost associated with the closed Loop branch space. For the nine-month period ended September 30, 2000 other operating expenses were $13.1 million, an increase of $655 thousand, or 5.3%, over the $12.4 million recorded for the comparable period in 1999. Salaries and benefits expense was $6.6 million for the nine-month period ended September 30, 2000, a decrease of $147 thousand or 2.2% over the comparable period in 1999 due to reduced staffing levels. Occupancy expense increased $595 thousand, or 24.2%, to $3.1 million for the nine-month period ended September 30, 2000 versus the comparable period in 1999.


Financial Condition

Loans

The loan portfolio is the largest category of the Company's interest earning assets. At September 30, 2000, total loans were $472.8 million, an increase of $43.8 million, or 10.2% from the $428.9 million at December 31, 1999. As the table below indicates, the growth in the loan portfolio is primarily attributable to growth in commercial and real estate mortgages which increased $14.8 million and $17.3 million, respectively. Strategically, during the past year, the Company has initiated various marketing and calling programs to generate potential business opportunities leading to the origination of commercial loans. Home equity loans outstanding increased $7.2 million during the first nine months of 2000.

The following table sets forth the composition of the loan portfolio:

                                  September 30, 2000     December 31, 1999

                                             Percent of            Percent of
                                     Amount   Portfolio   Amount    Portfolio

                                             (Dollars in thousands)
Commercial                         $    118,273  25.02%  $    103,486   30.13%
Real estate _ construction               22,076   4.67%        17,758    4.53%
Real estate _ mortgage                  246,301  52.10%       229,036   46.06%
Home equity                              83,159  17.59%        75,919   17.47%
Installment                               2,618   0.55%         2,392    1.72%
Credit cards                                326   0.07%           345    0.09%

Total gross loans                       472,753 100.00%       428,936  100.00%

Net deferred loan fees                      157                   205
Unaccreted discount resulting from
loss on transfer of loans
from held-for-sale to portfolio           (155)                 (204)

Loans net of unearned discount and      472,755               428,937
net deferred loan fees
Allowance for loan losses               (4,638)               (4,269)

Net loans                          $    468,117          $    424,668


Allowance to gross loans                  0.98%                 1.00%


Non-Performing Assets

The following table summarizes the balances of non-performing assets which includes (a) non-performing loans and (b) other real estate owned. Non-performing loans include: (1) loans accounted for on a non-accrual basis; (2) accruing loans contractually past due 90 days or more as to interest or principal payment; and (3) loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower. The Company has a reporting and control system to monitor non-performing loans.

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
                                           September 30,     December 31,
                                                2000             1999

                                               (Dollars in thousands)
   Non-performing loans:
   Non-accrual                                 $    3,326       $    1,486
   90 days or more past due, still                      -              222
   accruing

   Total non-performing loans                       3,326            1,708
   Other real estate owned                             43               50

   Total non-performing assets                 $    3,369       $    1,758
   Non-performing loans to loans, net of
   unearned discount                                0.70%            0.40%
   and net deferred loan fees

   Non-performing loans to allowance for           71.71%           40.01%
   loan losses


The net increase in non-accrual loans of $1.8 million from December 31, 1999 to September 30, 2000 resulted primarily from the classification of five additional loans in the amount of $2.2 million. In addition, during the nine-month period ended September 30, 2000, non-accrual loans in the amount of $370 thousand were repaid. Of the $3.3 million classified as non-accrual at September 30, 2000, the two largest loans have a combined balance of $2.4 million. Loans past due 90 days or more and still accruing decreased from $222,000 at December 31, 1999 to zero at September 30, 2000.

Potential Problem Loans

In addition to those loans disclosed under _Non-performing Loans,_ there are certain loans in the portfolio which management has identified through its problem loan identification system which exhibit a higher than normal credit risk. However, these loans do not represent non-performing loans to the Company. Management's review of the total loan portfolio to identify loans where there is concern that the borrower may not be able to continue to satisfy present loan repayment terms includes factors such as review of individual loans, recent loss experience and current economic conditions. Loans in this category include those with characteristics such as those that have recent adverse operating cash flow or balance sheet trends, or have general risk characteristics that the loan officer believes might jeopardize the future timely collection of principal and interest payments. The principal amount of loans in this category as of September 30, 2000 and December 31, 1999 were approximately $5.4 million and $2.3 million, respectively. At September 30, 2000, there were no significant loans which were classified by any bank regulatory agency that are not included above as non-performing or as a potential problem loan.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level considered adequate to provide for potential future losses in the Company's loan portfolio. The level of the allowance is based upon management's periodic and comprehensive evaluation of the loan portfolio. Management also considers reports of examination furnished by Federal banking authorities in this regard. The evaluations by management in assessing the adequacy of the allowance include consideration of past loan loss experience, changes in the composition of the loan portfolio, the volume and condition of loans outstanding and current market and economic conditions. Loans are charged to the allowance for loan losses when deemed uncollectible by management, unless sufficient collateral exists to repay the loan.

The following table summarizes transactions in the allowance for loan losses for the periods indicated:
                                                        Nine Months Ended
                                                          September 30,

                                                        2000      1999

                                                           (Dollars in
                                                           thousands)
Balance at beginning of year                              $4,269    $3,824
Provision for loan losses                                    725       300
Recoveries on loans previously charged-off                    39         3
Loans charged-off                                          (395)     (551)

Balance at end of year                                     4,638     3,576

Allowance as a % of total loans, net of unearned           0.98%     0.96%
discount and net of deferred loan fees/costs

Ratio of net charge-offs to average loans outstanding      0.10%     0.29%
(annualized)


Control of the Company's loan quality is continually monitored by management and is reviewed by the Board of Directors and loan committee of the Bank on a monthly basis, subject to oversight by the Company's Board of Directors through its members who serve on the loan committee. Independent external review of the loan portfolio is provided by the examinations conducted by regulatory authorities and through the Company's independent public accountants in conjunction with the Company's annual audit. Internal loan review is primarily the responsibility of the Loan Review Department. The Loan Review Department measures risk in the Company's loan portfolio through (i) an in-depth credit review which emphasizes larger and newer commercial and commercial real estate credits, (ii) a system of process reviews for all retail loan portfolios, (iii) attendance at loan committee meetings and (iv) the completion of monthly monitoring activities evaluating the classification of delinquent and non-accrual loans. The amount of additions to the allowance for loan losses, which is charged to earnings through the provision for loan losses, is determined based on a variety of factors, including actual charge-offs during the year, historical loss experience and delinquent loans. Although management believes the allowance for loan losses is adequate to cover any potential losses, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future.

Deposits

The following table sets forth deposits at the periods indicated:
                             Sept. 30, Percent of    December 31,Percent of
                               2000     Deposits         1999     Deposits

                                         (Dollars in thousands)
NOW and money market           $213,018    45.82 %   $    181,296    45.98 %
accounts
Savings                          19,637     4.22 %         21,359     5.42 %
Time                            170,621    36.70 %        131,064    33.24 %
Demand                           61,631    13.26 %         60,571    15.36 %

Total                          $464,907   100.00 %   $    394,290   100.00 %



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

Quantitative measures established by Federal regulations to ensure capital adequacy require the Company and the Bank to maintain minimum ratios (set forth in the table below) of Tier I capital (as defined in the regulations) to total average assets (as defined in the regulations). As of September 30, 2000, the Company's actual total capital to risk-weighted assets ratio was 11.46%. As of September 30, 2000, the ratio of the Bank's total capital to risk-weighted assets was 11.59% indicating that the Bank is considered _well capitalized._

The required ratios and the Company's and Bank's actual ratios at September 30, 2000, are presented below:

                                                             To Be Well
                                                             Capitalized
                                          For Capital       Under Prompt
                                                             Corrective
                          Actual       Adequacy Purposes       Action
                                                             Provisions

                                                             Provisions

                      Amounts  Ratio   Amounts    Ratio     Amounts  Ratio

                                     (Dollars in thousands)
Total Capital (to
Risk Weighted
Assets):
Consolidated          $48,955  11.46%   $34,176     8.0%   Not Applicable
Bank                   49,149  11.59%    33,919     8.0%   $42,399   10.0%
Tier 1 Capital (to
Risk Weighted
Assets):
Consolidated           39,089   9.15%    17,088     4.0%   Not Applicable
Bank                   44,511  10.50%    16,960     4.0%    25,439    6.0%
Tier 1 Capital (to
Average Assets):
Consolidated           39,089   7.48%    20,900     4.0%   Not Applicable
Bank                  $44,511   8.55%   $20,825     4.0%   $26,032    5.0%

The Company purchased approximately 310 thousand shares of treasury stock at a cost of $3.2 million during the nine-month period ended September 30, 2000, an average cost of $10.39 per share. In the aggregate, since initiating a stock repurchase program in May 1999, the Company has repurchased a total of approximately 658 thousand shares through September 30, 2000 at a cost of $6.8 million, an average cost per share of $10.40. As of September 30, 2000 approximately 18 thousand shares of those repurchased had been utilized in Company benefit plans. The book value of the Company's common shares as of September 30, 2000 was $12.04.

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

The Bank's core deposits, the most stable source of liquidity for community banks due to the nature of long-term relationships generally established with depositors and the security of deposit insurance provided by the FDIC, are available to provide long-term liquidity. At September 30, 2000 and December 31, 1999, 31.90% and 36.83%, respectively, of the Company's total assets were funded by NOW accounts and demand deposits.

Liquid assets refer to the Company's money market assets such as cash and due from banks, federal funds sold and interest bearing time deposits with financial institutions, as well as securities available for sale and securities held-to-maturity with a remaining maturity less than one year. Net liquid assets represent the sum of the liquid asset categories less the amount of assets pledged to secure public funds on deposit with the Bank. As of September 30, 2000 and December 31, 1999, net liquid assets totaled approximately $38.7 million and $22.7 million, respectively.

The Company's cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities consists primarily of earnings. Net cash used in investing activities, consisting primarily of loan and investment funding, was $42.2 million at September 30, 2000 as compared to cash used of $13.0 million for the same period in 1999.
The increased usage is primarily attributable to an increase in loan volume in 2000. Net cash provided by financing activities, consisting primarily of deposit activities, was $48.4 million at September 30, 2000 as compared to cash used of $3.2 million at September 30, 1999. The increase in cash provided is primarily the result of an increase in interest bearing deposit balances in 2000.


Forward Looking Statements

Statements made about the Company's future economic performance, strategic plans or objectives, revenues or earnings projections, or other financial predictions and similar statements are not guarantees of future performance, but are forward looking statements. By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those predicted in the statements. Important factors that might cause the Company's actual results to differ materially include, but are not limited to, the following:

 . Federal and state legislative and regulatory developments;
 . The impact of continued loan and deposit promotions on the Company's net interest margin;
 . The Company's ability to successfully manage the integration of business and operations from closed branches into remaining facilities and the possibility of further difficulties or delays in releasing the Chicago Loop office;
 . Changes in management's estimate of the adequacy of the allowance for loan losses;
 . Increases in loan delinquencies or write-offs;
 . Interest rate movements and their impact on customer behavior and the Company's net interest margin;
 . The impact of interest rate sensitivity restructuring activities;
 . The impact of repricing and competitors' pricing initiatives on loan and deposit products;
 . The Company's ability to adapt successfully to technological changes to meet customers' needs and developments in the marketplace;
 . The Company's ability to access cost effective funding; and . Changes in financial markets and general economic conditions.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's net income is dependent on its net interest income. Net interest income is susceptible to interest rate risk to the degree that interest bearing liabilities mature or reprice on a different basis than interest earning assets. When interest bearing liabilities mature or reprice more quickly than interest earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income. Similarly, when interest-earning assets mature or reprice more quickly than interest bearing liabilities, falling interest rates could result in a decrease in net income.

In order to evaluate the Company's asset/liability sensitivity, management employs a measurement tool which determines exposure to changes in interest rates by measuring the percentage change in net interest income over a one-year time horizon due to changes in rates. Management measures such percentage change assuming an instantaneous permanent parallel shift in the yield curve of 100 and 200 basis points, both upward and downward. The model uses an option-based pricing approach to estimate the sensitivity of mortgage loans. The most significant embedded option in these types of assets is the prepayment option of the borrowers. The model uses various prepayment assumptions depending upon the type of mortgage instrument (residential mortgages, commercial mortgages, mortgage-backed securities, etc.). Prepayment rates for mortgage instruments ranged from 5 to 48 CPR (Constant Prepayment Rate) as of September 30, 2000 and December 31, 1999. For administered rate core deposits (e.g. NOW and savings accounts), the model utilizes interest rate floors equal to 100 basis points below their current levels.

Utilizing this measurement concept, the interest rate risk of the Company, expressed as a percentage change in net interest income over a one-year time horizon due to changes in interest rates, at September 30, 2000 and December 31, 1999, was as follows:

                                           Basis Point Change

                                           +200   +100      -100   -200

At September 30, 2000                      (5.0%) (2.5%)    2.3%   4.7%
At December 31, 1999                       (8.8%) (4.4%)    4.6%   7.8%

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

PART II:  OTHER INFORMATION

Item 6:   Exhibits and Reports on Form 8-K

(a)Exhibits

 Exhibits
 Number      Exhibit Title
 3.1         Second Restated Certificate of Incorporation of the Company
             (incorporated by reference to Exhibit 3.1 of the Company's
             Form S-1 Registration Statement (No. 333-32561) filed with the Securities and Exchange Commission (the _Commission_) on
             July 31, 1997).
 3.1.1       Certificate of Designations of Series B Junior Participating
             Preferred Stock (incorporated by reference to Exhibit 3.1.1 of the Company's Form 10-Q filed with the Commission on November 13, 1998).
 3.2         By-laws of the Company (incorporated by reference to Exhibit
             3.2 of the Company's Form S-1 Registration Statement (No.
             333-32561) filed with the Commission on July 31, 1997).
 3.2.1       Amendment No. 1 to By-laws (incorporated by reference to
             Exhibit 3.2.1 of the Company's Form 10-Q filed with the Commission on May 13, 1999).
 4.1         Form of Subordinated Indenture relating to the Junior
             Subordinated Debentures (incorporated by reference to Exhibit
             4.1 of the Form S-1 Registration Statement of the Company and
             Success Capital Trust I (_Success Capital_) (No. 333-51271 and No. 333-51271-01) filed with the Commission on April 28,
             1998).
 4.2         Form of Junior Subordinated Debenture Certificate (included as an exhibit to Exhibit 4.1).
 4.3         Certificate of Trust of Success Capital (incorporated by
             reference to Exhibit 4.3 of the Form S-1 Registration
             Statement of the Company and Success Capital (No. 333-51271 and 333-51271-01) filed with the Commission on April 28,
             1998).
 4.4         Form of Amended and Restated Trust Agreement of Success
             Capital (incorporated by reference to Exhibit 4.4 of the Form
             S-1 Registration Statement of the Company and Success Capital
             (No. 333-51271 and 333-51271-01) filed with the Commission on April 28, 1998).
 4.5         Form of Trust Preferred Security Certificate of Success
             Capital (included as an exhibit to Exhibit 4.4).
 4.6         Form of Common Security Certificate of Success Capital
             (included as an exhibit to Exhibit 4.4).
 4.7         Form of Guarantee Agreement of the Company relating to the
             Trust Preferred Securities (incorporated by reference to
             Exhibit 4.7 of the Form S-1 Registration Statement of the
             Company and Success Capital (No. 333-51271 and 333-51271-01) filed with the Commission on April 28, 1998).
 4.8         Form of Rights Agreement, dated as of August 1, 1998, between the Company and Harris Trust and Savings Bank, which includes as Exhibit B thereto the Form of Right Certificate
             (incorporated by reference to Exhibit 1 of the Company's Form
             8-A Registration Statement (File No. 001-14381) filed with the Commission on August 6, 1998).
 (1)(2)10.1  Employment Agreement between the Bank and Kurt C. Felde dated as of July 31, 2000.

 (1)(2)10.2 Stock Option Agreement dated as of July 26, 2000 between the Company and Wilbur G. Meinen, Jr.
 (1)(2)10.3 Stock Option Agreement dated as of July 26, 2000 between the Company and Wilbur G. Meinen, Jr.
 (1)(2)10.4 Stock Option Agreement dated as of August 23, 2000 between the Company and Frank L. Baasch.
 (1)(2)10.5 Stock Option Agreement dated as of August 23, 2000 between the Company and Joseph A. Cari, Jr.
 (1)(2)10.6 Stock Option Agreement dated as of August 23, 2000 between the Company and Avrom H. Goldfeder.
 (1)(2)10.7 Stock Option Agreement dated as of August 23, 2000 between the Company and Wilbur G. Meinen, Jr.
 (1)(2)10.8 Stock Option Agreement dated as of August 23, 2000 between the Company and Sherwin Koopmans.
 (1)(2)10.9 Stock Option Agreement dated as of August 23, 2000 between the Company and Norman D. Rich.
 (1)(2)10.10 Stock Option Agreement dated as of August 23, 2000 between the Company and Glen R. Wherfel.
 (1)(2)10.11 Stock Option Agreement dated as of September 29, 2000 between the Company and Craig J. Love.
 (1)(2)10.12 Stock Option Agreement dated as of September 29, 2000 between the Company and Laurie K. Breitenstein.
 (1)(2)10.13 Stock Option Agreement dated as of September 29, 2000 between the Company and Kurt C. Felde.
 (1)(2)10.14 Stock Option Agreement dated as of September 29, 2000 between the Company and Ronald W. Tragasz.
 (1)(2)10.15 Stock Option Agreement dated as of September 29, 2000 between the Company and Christa N. Calabrese.
 (1)(2)10.16 First Modification of Employment Agreement between the Bank and Wilbur G. Meinen, Jr. dated as of July 26, 2000.
  (2)27.1    Financial Date Schedule

(1)  Management contract or compensatory plan or arrangement
(2)  Filed herewith

(b)  Reports on Form 8-K

None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        Success Bancshares, Inc.

                                        (Registrant)




November 13, 2000                       lsl

Date                                    Wilbur G. Meinen, Jr.
                                        Chairman, President & Chief
                                        Executive Officer




November 13, 2000                       lsl

Date                                    Kurt C. Felde
                                        Executive Vice President
                                        Chief Financial Officer

EXHIBIT INDEX

 Exhibits
 Number      Exhibit Title
 3.1         Second Restated Certificate of Incorporation of the Company
             (incorporated by reference to Exhibit 3.1 of the Company's
             Form S-1 Registration Statement (No. 333-32561) filed with the
             Securities and Exchange Commission (the _Commission_) on July
             31, 1997).
 3.1.1       Certificate of Designations of Series B Junior Participating
             Preferred Stock (incorporated by reference to Exhibit 3.1.1 of the Company's Form 10-Q filed with the Commission on November
             13, 1998).
 3.2         By-laws of the Company (incorporated by reference to Exhibit
             3.2 of the Company's Form S-1 Registration Statement (No. 333-
             32561) filed with the Commission on July 31, 1997).
 3.2.1       Amendment No. 1 to By-laws (incorporated by reference to
             Exhibit 3.2.1 of the Company's Form 10-Q filed with the Commission on May 13, 1999).
 4.1         Form of Subordinated Indenture relating to the Junior
             Subordinated Debentures (incorporated by reference to Exhibit
             4.1 of the Form S-1 Registration Statement of the Company and
             Success Capital Trust I (_Success Capital_) (No. 333-51271 and
             No. 333-51271-01) filed with the Commission on April 28,
             1998).
 4.2         Form of Junior Subordinated Debenture Certificate (included as an exhibit to Exhibit 4.1).
 4.3         Certificate of Trust of Success Capital (incorporated by
             reference to Exhibit 4.3 of the Form S-1 Registration
             Statement of the Company and Success Capital (No. 333-51271 and 333-51271-01) filed with the Commission on April 28,
             1998).
 4.4         Form of Amended and Restated Trust Agreement of Success
             Capital (incorporated by reference to Exhibit 4.4 of the Form
             S-1 Registration Statement of the Company and Success Capital
             (No. 333-51271 and 333-51271-01) filed with the Commission on April 28, 1998).
 4.5         Form of Trust Preferred Security Certificate of Success
             Capital (included as an exhibit to Exhibit 4.4).
 4.6         Form of Common Security Certificate of Success Capital
             (included as an exhibit to Exhibit 4.4).
 4.7         Form of Guarantee Agreement of the Company relating to the
             Trust Preferred Securities (incorporated by reference to
             Exhibit 4.7 of the Form S-1 Registration Statement of the
             Company and Success Capital (No. 333-51271 and 333-51271-01) filed with the Commission on April 28, 1998).
 4.8         Form of Rights Agreement, dated as of August 1, 1998, between the Company and Harris Trust and Savings Bank, which includes as Exhibit B thereto the Form of Right Certificate
             (incorporated by reference to Exhibit 1 of the Company's Form
             8-A Registration Statement (File No. 001-14381) filed with the Commission on August 6, 1998).
 (1)(2)10.1  Employment Agreement between the Bank and Kurt C. Felde dated as of July 31, 2000.
 (1)(2)10.2  Stock Option Agreement dated as of July 26, 2000 between the
             Company and Wilbur G. Meinen, Jr.
 (1)(2)10.3  Stock Option Agreement dated as of July 26, 2000 between the
             Company and Wilbur G. Meinen, Jr.

 (1)(2)10.4 Stock Option Agreement dated as of August 23, 2000 between the Company and Frank L. Baasch.
 (1)(2)10.5 Stock Option Agreement dated as of August 23, 2000 between the Company and Joseph A. Cari, Jr.
 (1)(2)10.6 Stock Option Agreement dated as of August 23, 2000 between the Company and Avrom H. Goldfeder.
 (1)(2)10.7 Stock Option Agreement dated as of August 23, 2000 between the Company and Wilbur G. Meinen, Jr.
 (1)(2)10.8 Stock Option Agreement dated as of August 23, 2000 between the Company and Sherwin Koopmans.
 (1)(2)10.9 Stock Option Agreement dated as of August 23, 2000 between the Company and Norman D. Rich.
 (1)(2)10.10 Stock Option Agreement dated as of August 23, 2000 between the
             Company and Glen R. Wherfel.
 (1)(2)10.11 Stock Option Agreement dated as of September 29, 2000 between the Company and Craig J. Love.
 (1)(2)10.12 Stock Option Agreement dated as of September 29, 2000 between the Company and Laurie K. Breitenstein.
 (1)(2)10.13 Stock Option Agreement dated as of September 29, 2000 between the Company and Kurt C. Felde.
 (1)(2)10.14 Stock Option Agreement dated as of September 29, 2000 between the Company and Ronald W. Tragasz.
 (1)(2)10.15 Stock Option Agreement dated as of September 29, 2000 between the Company and Christa N. Calabrese.
 (1)(2)10.16 First Modification of Employment Agreement between the Bank and Wilbur G. Meinen, Jr. dated as of July 26, 2000.
  (2)27.1    Financial Date Schedule

(1)  Management contract or compensatory plan or arrangement
(2)  Filed herewith

Legend This schedule contains summary financial information extracted from the quarterly unaudited financial statements of Success Bancshares, Inc. for the nine-months ended September 30, 2000, and is qualified in its entirety by reference to such financial statements.
Name                          Success Bancshares, Inc.
Multiplier                          1,000
Period Type                   Nine months
Fiscal Year End               Dec-31-2000
Period Start                  Jan-01-2000
Period End                      Sept.-30-
                                     2000
Cash                               18,101
Int. Bearing Deposits                  65
Fed Funds Sold                      7,400
Trading Assets                          -
Investments Held-for-Sale          34,149
Investments Carrying                    -
Investments Market                      -
Loans                             468,371
Allowance                           4,638
Total Assets                      547,818
Deposits                          464,907
Short Term                          3,867
Liabilities - Other                 3,679
Long Term                          46,054
Preferred Mandatory                     -
Preferred                               -
Common                                  3
Other - SE                         29,308
Total Liabilities and Equity      547,818
Interest - Loan                    29,022
Interest - Invest                   1,530
Interest - Other                       44
Interest - Total                   30,596
Interest - Deposit                 13,925
Interest - Expense                 17,061
Interest - Income - Net            13,535
Loan - Losses                         725
Securities - Gains                      -
Expense - Other                    13,096
Income - Pretax                     1,993
Income - Pre-Extraordinary          1,993
Extraordinary                           -
Changes                                 -
Net - Income                        1,434
EPS - Basic                         $0.56
EPS - Diluted                       $0.56
Yield - Actual                      3.75%
Loans - Non                         3.326
Loans - Past                            -
Loans - Troubled                        -
Loans - Problem                     5,400
Allowance - Open                    4,269
Charge-Offs                           395
Recoveries                             39
Allowance - Close                   4,638





Allowance - Domestic                3,519
Allowance - Foreign                     -
Allowance - Unallocated             1,119