Form 10-K
period 2000-12-31
SUCCESS BANCSHARES INC
filed 2001-03-29
CIK 1009569

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                     100 TRI STATE INTERNATIONAL - SUITE 300
                        LINCOLNSHIRE, ILLINOIS 60069-1499
                    (Address of principal executive offices)

                                 (847) 279-9000
              (Registrant's telephone number, including area code)

                         COMMON STOCK, $0.001 PAR VALUE

                   8.95% CUMULATIVE TRUST PREFERRED SECURITIES
                    (and the guarantee with respect thereto)

            8.95% JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES Securities registered pursuant to Section 12(g) of the Act

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was approximately $32.3 million as of March 1, 2001 based on the closing price of $13.25 of the Common Stock on March 1, 2001, as reported by the NASDAQ National Market. As of March 1, 2001, the registrant had outstanding 2,439,180 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 2000, are incorporated by reference into Part II hereof and portions of the Proxy Statement for the registrant's Annual Meeting of Shareholders to be held on May 23, 2001, are incorporated by reference into Part III hereof.

                                TABLE OF CONTENTS


                                                     PART I

ITEM 1.   Business....................................................................................   1 - 15
ITEM 2.   Properties..................................................................................       16
ITEM 3.   Legal Proceedings...........................................................................       16
ITEM 4.   Submission of Matters to Vote of Security Holders...........................................       16



                                                     PART II

ITEM 5.   Market for Registrant's Common Equity and Related Stockholder Matters.......................       17
ITEM 6.   Selected Financial Data.....................................................................       17
ITEM 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.......       17
ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk..................................       17
ITEM 8.   Financial Statements and Supplementary Data.................................................       17
ITEM 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........       17



                                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant..........................................       18
ITEM 11.  Executive Compensation......................................................................       18
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management..............................       18
ITEM 13.  Certain Relationships and Related Transactions..............................................       18



                                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................  19 - 23
          Signatures .................................................................................       24


PART I



ITEM 1. BUSINESS


OVERVIEW

Success Bancshares, Inc., a Delaware corporation incorporated in 1984 (the "Company"), is a bank holding company headquartered in Lincolnshire, Illinois with total assets of over $601 million at December 31, 2000. The Company's common stock is quoted on the NASDAQ National Market System under the symbol "SXNB." Through its wholly-owned subsidiary, Success National Bank, which was founded in 1973 (the "Bank"), the Company engages in full service community banking. The Bank is also headquartered in Lincolnshire, Illinois, located approximately 35 miles north of downtown Chicago, and, in addition to its headquarters, has seven additional branch offices. These banking facilities are located in Deerfield, Libertyville (2), Lincolnwood, Lincolnshire, Chicago-Lincoln Park and Northbrook. In late 1999, management initiated an evaluation of the Company's operational and business units, from both financial and customer service perspectives. The evaluation included an analysis and review of the Company's retail distribution system and resulted in the decision to close three existing branch offices located in the Chicago Loop, Lincolnwood and Skokie and, in addition, to dispose of an unopened, potential branch location in Skokie originally leased in 1998. In management's opinion, these branches were unable to secure sufficient business to warrant their continued operation. In the fourth quarter of 2000, the Company finalized lease buyout agreements for the Lincolnwood Mall and the unopened Skokie branch locations and accrued the final three lease payments for the existing Skokie office. While the Company continues to explore possible subtenant and lease buyout arrangements for the Loop branch, it has recorded a $991 thousand charge equal to the remaining lease cost reduced by estimated future sublease income. Total deposits at the closed branches, which approximated $25 million, were transferred to existing branches within close proximity in order to minimize any inconvenience to customers.

The Company provides community banking services to individuals, small-to-medium-sized businesses, local governmental units and institutional clients primarily in the northern Chicagoland area. These services include traditional checking, NOW, money market, savings and time deposit accounts, as well as a number of other deposit products targeted to specific market segments. The Bank offers home equity, home mortgage, commercial real estate, commercial and consumer loans, safe deposit facilities and other services specially tailored to meet the needs of customers in its target markets. The Company's goal is to continue to offer innovative, attractive financial products to businesses and individuals in its target markets. The Bank maintains its own home page on the World Wide Web (http://www.successbank.com) which enables consumers to access information regarding branch locations, deposit and loan rates, Company financial reports, press releases and economic forecasts. The Bank's principal business activities are competitive with other financial services providers offering a wide array of financial products and services. These competitors include other banks, savings and loan associations, credit unions, brokerage firms, finance companies, insurance companies, mutual funds and mortgage bankers. Competition is generally in the form of interest rates and points charged on loans, interest rates paid on deposits, service charges, banking hours and other service-related products.

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements, including the accompanying notes, which appear in the Company's 2000 Annual Report, filed as an exhibit to this Form 10-K.

STATISTICAL INFORMATION

Interest Earning Assets and Interest Bearing Liabilities

The following table sets forth the average daily balances, net interest income and expense and average yields and rates for the Company's interest earning assets and interest bearing liabilities for the indicated years on a tax-equivalent basis assuming a 34% tax rate.

                                                                            Year Ended December 31,
                                            ----------------------------------------------------------------------------------------
                                                         2000                         1999                            1998
                                            ---------------------------- ----------------------------  -----------------------------
                                              Average             Yield/  Average              Yield/   Average               Yield/
                                              Balance   Interest  Rate    Balance   Interest   Rate     Balance    Interest   Rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS

Loans (1) & (2) ..........................  $464,035   $ 39,792   8.58%  $382,812   $ 32,033   8.37%   $331,878   $ 28,970    8.73%
Taxable investment securities ............    24,298      1,545   6.36     26,090      1,548   5.93      40,130      2,317    5.77
Investment securities exempt from
   Federal income taxes (1) ..............    10,820        806   7.45     12,773        923   7.23      12,798        939    7.34
Interest bearing deposits with
  financial institutions .................       627         38   6.06      3,687        181   4.91       5,349        283    5.29
Other interest earning assets ............     2,364        155   6.56      6,694        343   5.12       5,398        301    5.58
------------------------------------------------------------------------------------------------------------------------------------
Total interest earning assets ............   502,144   $ 42,336   8.43%   432,056   $ 35,028   8.11%    395,553   $ 32,810    8.29%
Non-interest earning assets ..............    28,995                       33,737                        31,685
------------------------------------------------------------------------------------------------------------------------------------
    Total assets .........................  $531,139                     $465,793                      $427,238
------------------------------------------------------------------------------------------------------------------------------------

LIABILITIES & SHAREHOLDERS' EQUITY

Deposits:
   NOW & money market accounts ...........  $193,093   $  8,971   4.65%  $166,065   $  6,593   3.97%   $131,681   $  5,976    4.54%
   Savings deposits ......................    21,660        410   1.89     22,769        459   2.02      21,104        667    3.16
   Time deposits .........................   165,477     10,257   6.20    145,115      7,677   5.29     163,139      8,622    5.29
Notes payable ............................     1,067         93   8.72
Other borrowings .........................    58,588      4,002   6.83     40,704      2,693   6.62      28,873      1,919    6.65
------------------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities .......   439,885     23,733   5.40    374,653     17,422   4.65     344,797     17,184    4.98
Demand deposits - non-interest bearing ...    58,419                       56,354                        48,044
Other non-interest bearing liabilities ...     3,505                        3,011                         2,674
Shareholders' equity .....................    29,330                       31,775                        31,723
------------------------------------------------------------------------------------------------------------------------------------
    Total liabilities & shareholder's
      equity .............................  $531,139                     $465,793                      $427,238
------------------------------------------------------------------------------------------------------------------------------------
Net interest income ......................             $ 18,603                     $ 17,606                      $ 15,626
------------------------------------------------------------------------------------------------------------------------------------
Net yield on interest earning assets .....                        3.70%                        4.07%                         3.95%
------------------------------------------------------------------------------------------------------------------------------------

----------

(1) Tax-exempt income as reflected on a fully tax equivalent basis utilizing a 34% rate for all years presented.

(2)  Non-accrual loans are included in average loans.

The increase in average interest earning assets of $70.1 million to $502.1 million for the year ended December 31, 2000, is primarily attributable to the Company's loan growth. The average balance of loans during 2000 was $464.0 million, compared with $382.8 million for 1999, an increase of $81.2 million, or 21.2%. Average taxable investment securities decreased $1.8 million, or 6.9%, during 2000 to $24.3 million, as compared to $26.1 million for 1999. For 2000, the ratio of average interest earning assets to average total assets increased to 94.5% from 92.8% for 1999.

The increase in the loan portfolio during 2000 was due to increased loan demand primarily in commercial and real estate mortgage loans. At December 31, 2000 commercial loans increased $19.9 million to $123.4 million, or 19.3%, from December 31, 1999. For 2000, real estate mortgage loans increased $18.8 million, or 8.2%, to $247.8 million as compared to $229.0 million at year end 1999.

The Company's loan growth was funded primarily with interest bearing deposits and borrowings. Interest bearing deposits at December 31, 2000 increased $91.9 million to $425.6 million, or 27.6%, from December 31, 1999. Borrowings at December 31, 2000 increased $5.6 million to $74.7 million, or 8.1%, over December 31, 1999.

Rate/Volume Analysis

The following table sets forth the affects of changing rates and volumes on the Company's net interest income. Information is provided with respect to (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume). Changes in rate/volume (change in rate multiplied by change in volume) have been allocated to the rate and volume categories in proportion to the relationship of the absolute dollar amounts of the change in each.


                                                                               YEAR ENDED DECEMBER 31,
                                                       ------------------------------------------------------------------
                                                               2000 OVER 1999                     1999 OVER 1998
                                                       -------------------------------  ---------------------------------
                                                            CHANGE DUE TO       TOTAL        CHANGE DUE TO        TOTAL
                                                          VOLUME       RATE     CHANGE      VOLUME      RATE      CHANGE
-------------------------------------------------------------------------------------------------------------------------
                                                                           (dollars in thousands)
INTEREST EARNING ASSETS:
Loans (1) .............................................   $ 6,947    $   812    $ 7,759    $ 4,301    $ (1,238) $  3,063
Taxable investment securities .........................      (110)       107         (3)      (831)        62       (769)
Investment securities exempt from Federal
  income taxes ........................................      (145)        28       (117)        (2)       (14)       (16)
                                                                                                                      (1)
Interest bearing deposits with financial
  institutions ........................................      (178)        35       (143)       (83)       (19)      (102)
Federal funds sold (Other interest earning assets) ....      (265)        77       (188)        68        (26)        42
-----------------------------------------------------------------------------------------------------------------------
    Total increase (decrease) in interest income ......   $ 6,249    $ 1,059    $ 7,308    $ 3,453    $ (1,235) $  2,218
-----------------------------------------------------------------------------------------------------------------------

INTEREST BEARING LIABILITIES:

NOW & money market accounts ...........................   $ 1,162      1,216      2,378    $ 1,428    $  (811)       617
Savings deposits ......................................       (22)       (27)       (49)        49       (257)      (208)
Time deposits .........................................     1,160      1,420      2,580       (954)         9       (945)
Notes payable .........................................        86          7         93
Other borrowings ......................................     1,219         90      1,309        783         (9)       774
-----------------------------------------------------------------------------------------------------------------------
    Total increase (decrease) in interest expense .....     3,605      2,706      6,311      1,306     (1,068)       238
-----------------------------------------------------------------------------------------------------------------------
    Increase (decrease) in net interest income ........   $ 2,644    $(1,647)   $   997    $ 2,147    $  (167)   $ 1,980
-----------------------------------------------------------------------------------------------------------------------

(1) Tax-exempt income is reflected on a fully tax equivalent basis utilizing a 34% rate for all periods presented.

Securities

The following table sets forth certain information with respect to the Company's securities portfolio.


                                                                       DECEMBER 31,
                                               ----------------------------------------------------------
                                                     2000                1999               1998
                                               ------------------  -----------------   ------------------
                                                AMORTIZED   FAIR   AMORTIZED   FAIR    AMORTIZED    FAIR
                                                  COST      VALUE    COST      VALUE     COST       VALUE
----------------------------------------------------------------------------------------------------------
                                                                          (dollars in thousands)
SECURITIES AVAILABLE-FOR-SALE:
U.S. Treasury ...............................   $ 2,000   $ 1,993   $ 4,989   $ 4,940   $ 5,201   $ 5,215
U.S. government sponsored entities ..........     9,908     9,931     6,926     6,831     4,251     4,276
States and political subdivisions;
  Taxable ...................................     1,604     1,654     1,668     1,690     1,732     1,881
  Exempt from Federal income taxes 10,515 ...    10,519    11,138    10,989    12,995    13,191
Mortgage-backed securities ..................     5,927     5,903     7,197     7,072    10,691    10,788
SBA guaranteed loan participation ...........       781       764       850       829     2,304     2,290
certificates
Other securities ............................     4,279     4,602     3,767     3,978     3,141     3,396
---------------------------------------------------------------------------------------------------------
    Total ...................................   $35,014   $35,366   $36,535   $36,329   $40,315   $41,037
---------------------------------------------------------------------------------------------------------

Securities of a Single Issuer

There were no securities of any single issuer, other than the U.S. Treasury or U.S. government sponsored entities, which had a book value in excess of ten percent of shareholders' equity at December 31, 2000.

Securities, Maturities and Yields

The following table sets forth maturities and the weighted average yields of the securities at December 31, 2000.


                                                                             MATURITY
                                        ------------------------------------------------------------------------------
                                                               DUE AFTER ONE      DUE AFTER FIVE
                                          DUE IN ONE YEAR       YEAR THROUGH        YEARS THROUGH      DUE AFTER TEN
                                              OR LESS            FIVE YEARS          TEN YEARS             YEARS
                                        ------------------------------------------------------------------------------
                                                   Weighted            Weighted           Weighted            Weighted
                                                    Average             Average            Average            Average
                                           Balance   Yield    Balance    Yield    Balance   Yield    Balance   Yield
----------------------------------------------------------------------------------------------------------------------
                                                                     (dollars in thousands)
AVAILABLE-FOR-SALE:
U.S. Treasury ..........................   $ 1,993    5.03%      --      --         --      --         --      --
U.S. government sponsored entities .....     3,001    5.95    $ 6,680    5.98%   $   250    6.79%      --      --
State and political subdivisions
   Taxable .............................        70    5.84        335    5.85        575    6.11    $   674    6.28%
   Exempt from federal tax .............     2,187    6.08      3,258    6.70      3,597    6.98      1,477    6.96
Mortgage-backed securities .............     1,036    6.64      1,227    6.22      2,958    6.24        682    6.87
SBA guaranteed loan ....................       594    8.07         40    7.07        130    7.07       --      --
Other securities .......................      --      --         --      --         --      --        4,602    7.20
--------------------------------------------------------------------------------------------------------------------
                                           $ 8,881    6.00%   $11,540    6.21%   $ 7,510    6.62%   $ 7,435    7.04%
--------------------------------------------------------------------------------------------------------------------


Loan Portfolio

At December 31, 2000 total loans were $485.6 million, an increase of $56.7 million, or 13.2%, from $428.9 million at December 31, 1999. At December 31, 2000 total loans were 99.0% of total deposits and 80.8% of total assets. At December 31, 1999 total loans were 108.8% of total deposits and 86.3% of total assets.

The following table sets forth the historical composition of the loan portfolio.

                                                                           December 31,
                                ---------------------------------------------------------------------------------------------------
                                        2000                1999                1998                1997                1996
                                -------------------- ------------------- ------------------- ------------------- ------------------
                                           Percent             Percent            Percent             Percent             Percent
                                              of                  of                of                  of                  of
                                 Amount   Portfolio  Amount   Portfolio  Amount  Portfolio  Amount   Portfolio   Amount   Portfolio
------------------------------------------------------------------------------------------------------------------------------------
                                                                   (dollars in thousands)
Commercial ...................  $123,422   25.42%    $103,486   24.13%  $102,592   27.34%  $ 87,506   30.21%   $ 58,912    28.68%
Real estate - construction ...    30,843    6.35       17,758    4.14     15,517    4.14     13,409    4.63      12,282     5.98
Real estate - mortgages ......   247,840   51.04      229,036   53.40    168,833   45.00    106,120   36.64      84,920    41.34
Home equity ..................    80,498   16.58       75,919   17.70     78,384   20.89     72,944   25.18      43,193    21.03
Installment ..................     2,603    0.54        2,392    0.56      9,433    2.51      9,253    3.19       5,615     2.73
Credit cards .................       350    0.07          345    0.08        456    0.12        432    0.15         503     0.24
---------------------------------------------------------------------------------------------------------------------------------
     Total gross loans .......   485,556  100.00%     428,936  100.00%   375,215  100.00%   289,664  100.00%    205,425   100.00%
                                           ------              ------             ------             ------                ------

Net deferred loan fees........       171                  205                135               (187)               (261)
Unaccreted discount
resulting from loss
   on transfer of loans from
   held-for-
   sale to portfolio..........      (155)                (204)              (263)              (373)               (438)
----------------------------------------              -------            --------           --------           ---------
Loans, net of unearned
discount and
   net deferred loan fees.....   485,572              428,937            375,087             289,104             204,724
Allowance for loan losses.....    (4,861)              (4,269)            (3,824)             (2,079)             (1,425)
-----------------------------------------          ----------         ----------        ------------          ----------
   Net loans..................  $480,711             $424,668           $371,263            $287,025            $203,299
-----------------------------------------          ----------         ----------        ------------          ----------
Allowance to gross loans             1.00%               1.00%              1.02%               0.72%               0.69%

The primary lending focus of the Company is on commercial, real estate mortgage and real estate construction loans. Commercial loans, including revolving and non-revolving lines of credit, were $123.4 million at December 31, 2000, an increase of $19.9 million, or 19.3%, from $103.5 million at December 31, 1999, largely the result of the Company's efforts to develop commercial relationships. Commercial loans are, whenever possible, underwritten with adjustable interest rates to match variable rate funding sources. Commercial loans represented in excess of 25% of the total loan portfolio at December 31, 2000 as compared to 30.1% at December 31, 1999. Real estate mortgage loans, which includes loans secured by residential, multifamily and nonresidential properties, were $247.8 million at December 31, 2000, an increase of $18.8 million, or 8.2%, from $229.0 million at December 31, 1999. Real estate construction loans were $30.8 million at December 31, 2000, an increase of $13.0 million, or 73.0%, from $17.8 million at December 31, 1999.

Home equity loans increased $4.6 million to $80.5 million in 2000 from $75.9 reported for 1999. All newly issued home equity loans are indexed to the prime lending rate. However, during the period June 1997 through March 2000, the Company offered home equity loans at a fixed rate of 7.5% for three years with repricing at the prime lending rate thereafter. As of December 31, 2000, the Company had approximately $30.0 million in 7.5% fixed rate loans which had not yet repriced.

The Bank has no concentrations of loans to borrowers engaged in the same or similar industries that exceed 10% of total loans. The Company attempts to direct its lending activities to the target markets from which its deposits are drawn.

Loan Maturities

The following table presents a maturity analysis of the Company's loan portfolio segregated between loans with predetermined interest rates and loans with floating or adjustable rates at December 31, 2000.

                                                                   LOAN MATURITIES
                                               --------------------------------------------------------
                                                DUE IN ONE      DUE AFTER ONE YEAR            DUE
                                               YEAR OR LESS     THROUGH FIVE YEARS     AFTER FIVE YEARS     TOTAL
                                               ------------    -------------------     ----------------   ----------
                                                                      (dollars in thousands)
Commercial                                      $    75,383        $    39,147           $     8,892      $   123,422
Real estate - construction                           28,984              1,859                    --           30,843
                                                -----------        -----------           -----------      -----------
     Total                                      $   104,367        $    41,006           $     8,892      $   154,265
                                                ===========        ===========           ===========      ===========
Loans with predetermined interest rates         $    21,502        $    19,562           $     5,166      $    46,230
Loans with floating or adjustable rates              82,865             21,444                 3,726          108,035
                                                -----------        -----------           -----------      -----------
     Total Loans                                $   104,367        $    41,006           $     8,892      $   154,265
                                                ===========        ===========           ===========      ===========


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

                                                                                  DECEMBER 31,
                                                          ------------------------------------------------------------
                                                             2000         1999       1998          1997        1996
                                                          ------------------------------------------------------------
                                                                             dollars in thousands)
Nonaccrual loans ......................................   $   1,948      $1,486     $  268        $1,479     $    --
Restructured loans ....................................          --          --         --            --          --
Loans 90 days or more past due, still accruing ........          --         222         81           341         118
--------------------------------------------------------------------------------------------------------------------
     Total non-performing loans .......................   $   1,948      $1,708     $  349        $1,820     $   118
--------------------------------------------------------------------------------------------------------------------
Non-performing loans to loans, net of unearned
   discount and net deferred loan fees ................        0.40%       0.40%      0.09%         0.63%       0.06%

Non-performing loans to allowance for loan losses .....       40.07%      40.01%      9.13%         87.54%      8.28%

Management is aggressively pursuing collection efforts with respect to non-performing loans.

Loans with principal or interest payments contractually due but not yet paid are reviewed by senior management on a weekly basis and are placed on nonaccrual status when scheduled payments remain unpaid for 90 days or more, unless, in the judgement of management, the loan is both well-secured and in the process of collection. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. Restructured loans include troubled debt restructuring (which involved forgiving a portion of interest or principal on any loans or making loans at a rate materially less than the market rate). The Company had no restructured loans at December 31, 2000.

Potential Problem Loans

In addition to those loans disclosed under "Non-performing Loans," there are certain loans in the portfolio which management has identified, through its problem loan identification system, which exhibit a higher than normal credit risk. Management's review of the total loan portfolio to identify loans where there is concern that the borrower will not be able to continue to satisfy present loan repayment terms includes factors such as a review of individual loans, recent loss experience and current economic conditions. Loans in this category include those with characteristics such as those of lenders that have had recent adverse operating cash flow or balance sheet trends, or that have general risk characteristics that the loan officer believes might jeopardize the future timely collection of principal and interest payments. The principal amount of loans in this category as of December 31, 2000 and December 31, 1999 was approximately $9.1 million and $2.3 million, respectively. Of the three loans classified as potential problem loans at December 31, 1999, one loan in the amount of $1.1 million was foreclosed and the collateral property was transferred to real estate owned, one loan in the amount of $297 thousand was repaid and the third loan with a balance of $895 thousand is still considered a potential problem loan. At December 31, 2000, the Company classified eight loans with balances of $9.1 million as potential problem loans. In addition, in late January 2001, the Company placed a $4.6 million loan on nonaccrual status upon notification from the borrower that a material contract supporting the debt service payments had been lost. Management is in the process of gathering information relevant to the various strategies open to the Company in its workout of this loan. The Company has been advised that the likely fair market value of the collateral for the loan is in the range of $6.2 million to $6.9 million. At December 31, 2000, there were no significant loans which were classified by any bank regulatory agency that are not included above as either non-performing or potential problem loans.

Other Real Estate Owned

The Bank had one property with a balance of $1.1 million in other real estate owned at December 31, 2000. The property is under a contract of sale which is not expected to result in a loss to the Company. At December 31, 1999, other real estate owned was comprised of one property with a balance of $50 thousand.

Allowance for Loan Losses

The Company's formalized process for assessing the adequacy of the allowance for loan losses, and the resultant need, if any, for periodic provisions to the allowance charged to income, entails both individual loan analyses and loan pool analyses. The individual loan analyses are periodically performed on individually significant loans in conjunction with the Company's loan classification process and primarily encompass commercial and commercial real estate loans. The result of these individual analyses is an allocation of the overall allowance based upon the Company's tiered loan classification system.

The loan pool analyses are performed on the balance of the portfolio, primarily the one- to-four family residential and consumer loans. The pools consist of aggregations of homogeneous loans having similar credit risk characteristics. Examples of pools defined by the Company for this purpose are fixed-rate residential loans and home equity loans. For each pool, the Company has developed a range of allowance necessary to adequately provide for probable losses inherent in that pool of loans. These ranges are based upon a number of factors including the risk characteristics of the pool, actual loss experience, expected loss experience considering current economic conditions, industry norms, and the relative seasoning of the pool. The ranges of allowance developed by the Company are applied to the outstanding principal balance of the loans in each pool.

The Company's overall allowance also contains an unallocated amount which is supplemental to the results of the aforementioned process and takes into consideration known and expected trends that are likely to affect the creditworthiness of the loan portfolio as a whole, national and local economic conditions and unemployment conditions in the local lending area. At December 31, 2000, the unallocated component of the allowance for loan losses was $659 thousand, a decrease of $430 thousand, or 39.5%, from $1.1 million at December 31, 1999. The decrease was primarily due to a change in method which provided for a new qualitative risk allocation factor. This new factor served to increase the allocations to the various loan categories and pools.

Management believes that, based on information currently available, as of December 31, 2000 the Company's allowance for loan losses was sufficient to cover losses inherent in its loan portfolio. At this time, no assurance can be given that the Company's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Company or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. Management may in the future increase its level of loan loss allowance as a percentage of total loans in the event it increases the level of commercial, commercial real estate, construction and development or other lending as a percentage of its total loan portfolio. In addition, the Federal banking authorities as an integral part of their examination process periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additional provisions for estimated loan losses based upon judgments that may differ from those of management.

The following table sets forth activity in the Bank's allowance for loan losses for the periods indicated:


                                                                             YEAR ENDED DECEMBER 31,
                                                ----------------------------------------------------------------------------------
                                                     2000             1999            1998             1997             1996
                                                ----------------------------------------------------------------------------------
                                                                             (dollars in thousands)
Allowance at beginning of period............... $      4,269     $      3,824    $      2,079     $      1,425     $      1,189
Charge-offs:
   Commercial..................................          376              768             185               71               49
   Real estate - construction..................            -                -               -                -                -
   Real estate - mortgage......................            -               50               -                -                -
   Home equity.................................            -                -               -                -                -
   Installment.................................           34               18              13               23               20
   Credit cards................................            -                6               9               55                9
----------------------------------------------------------------------------------------------------------------------------------
Total charge-offs..............................          410              842             207              149               78
----------------------------------------------------------------------------------------------------------------------------------

Recoveries:
   Commercial..................................           47              106               2               22                -
   Real estate - construction..................            -                -               -                -                -
   Real estate - mortgage......................            -                -               -                -                -
   Home equity.................................            -                -               -                -                -
   Installment.................................            5                -               5               15                3
   Credit cards................................            -                1               2                -                1
----------------------------------------------------------------------------------------------------------------------------------
Total recoveries...............................           52              107               9               37                4
----------------------------------------------------------------------------------------------------------------------------------
Net charge-offs................................          358              735             198              112               74
Provision for loan losses......................          950            1,180           1,943              766              310
----------------------------------------------------------------------------------------------------------------------------------
Allowance at end of period..................... $      4,861     $      4,269    $      3,824     $      2,079     $      1,425
----------------------------------------------------------------------------------------------------------------------------------
Allowance to loans, net of unearned
   discount and net deferred loan fees.........        1.00%            1.00%           1.02%            0.72%            0.70%
Net charge-offs to average net loans...........        0.08%            0.19%           0.06%            0.05%            0.04%

The loan loss provision of $950 thousand in 2000 reflects a decrease of $230 thousand from the 1999 provision. In 1999, management determined that due to an increased level of net charge-offs during the year, a larger provision was necessitated.

The following table presents management's allocation of the allowance for loan losses.


                                                                       DECEMBER 31,
                           -----------------------------------------------------------------------------------------------------
                                  2000                1999                 1998                1997                 1996
                           ------------------- -------------------  ------------------- -------------------  -------------------
                                     PERCENT             PERCENT              PERCENT             PERCENT              PERCENT
                                        OF                  OF                   OF                  OF                   OF
                            AMOUNT    LOANS     AMOUNT    LOANS      AMOUNT    LOANS     AMOUNT    LOANS      AMOUNT    LOANS
-----------------------------------------------------------------------------------------------------------------------------------
                                                                  (dollars in thousands)
Commercial................... $ 1,148      25.42% $   683      24.13%  $ 1,242      27.34% $   829      30.21%  $   597      28.68%
Real estate - construction...     287       6.35      117       4.14        --       4.14       --       4.63        --       5.98
Real estate - mortgage.......   2,224      51.04    1,587      53.40        64      45.00      118      36.64        59      41.34
Home equity..................     406      16.58      733      17.70       635      20.89      387      25.18       224      21.03
Installment..................     137       0.54       60       0.56        91       2.51       56       3.19        34       2.73
Credit cards.................      --       0.07       --       0.08        10       0.12        5       0.15        12       0.24
Unallocated..................     659         --    1,089         --     1,782        --      684         --       499          --
-----------------------------------------------------------------------------------------------------------------------------------
     Total.................   $ 4,861     100.00% $ 4,269     100.00%  $ 3,824     100.00% $ 2,079     100.00%  $ 1,425     100.00%
-----------------------------------------------------------------------------------------------------------------------------------

Deposits

The Company offers a variety of deposit products with varying interest rates and terms. These deposit products consist of demand, NOW, savings, money market and time accounts. Total deposits were $490.7 million for the year ended December 31, 2000, an increase of $96.4 million or 24.5% from 1999. The increase in deposits occurred primarily as a result of the development of a money market account which is indexed to the prime lending rate. In 2000, the Company received deposits of

$78.5 million related to the indexed account. In addition, in 2000, the Company secured approximately $20.5 million of brokered certificates of deposits at terms ranging from 24 months to 60 months.

The following table sets forth the maturities of time certificates of deposit of $100,000 or more at December 31, 2000.

                                                      DECEMBER 31, 2000
                                                      ------------------
                                                        (dollars in
                                                        thousands)
        Maturing within three months................    $    10,474
        After three but within six months...........         10,910
        After six but within twelve months..........         15,590
        After twelve months.........................         29,737
                                                        ------------
             Total..................................    $    66,711
                                                        ------------

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are overnight repurchase agreements with customers of the Bank and consist of primarily U.S. government sponsored entity obligations.

The securities underlying the agreements are book-entry securities. During the period, the securities were delivered by appropriate entry into a third-party custodian's account designated by the Bank under a written custodial agreement that explicitly recognizes the customer's interest in the securities. At December 31, 2000, no material amount of agreements to repurchase securities sold were outstanding with any individual customer. Securities sold under agreements to repurchase averaged $3.7 million and $5.4 million in 2000 and 1999, respectively, and the maximum amounts outstanding at any month-end during 2000 and 1999 were $6.0 million and $7.1 million, respectively. The weighted average rate paid during 2000 and 1999 was 5.07% and 4.65%, respectively, and the weighted average rate at the end of 2000 and 1999 was 5.40% and 4.43% respectively.


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


EMPLOYEES

As of December 31, 2000, the Company had 163 full-time equivalent employees. The employees are not represented by a collective bargaining unit. The Company considers its relationship with its employees to be good.

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

On November 12, 1999, President Clinton signed legislation that allowed bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. Under the Gramm-Leach-Bliley Act (the "Act"), a bank holding company that elects to become a financial holding company may engage in any activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is (i) financial in nature, (ii) incidental to any such financial activity, or (iii) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the Federal Reserve under section 4(c)(8) of the Bank Holding Company Act. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well-capitalized, well-managed and have at least a satisfactory rating under the Community Reinvestment Act. In addition, the GLB Act contains provisions intended to safeguard consumer financial information in the hands of financial service providers by, among other things, requiring such entities to disclose their privacy policies to their customers and allowing customers to "opt out" of having their financial service providers disclose their confidential financial information to non-affiliated third parties, subject to certain exceptions. Final regulations implementing the new financial privacy regulations become effective during 2001. Similar to most other consumer-oriented laws, the regulations contain some specific prohibitions and require timely disclosure of certain information.

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

It is not anticipated that the GLB Act will have a material adverse effect on the operations or prospects of the Company and its subsidiaries. However, to the extent the GLB Act permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This consolidation could result in a growing number of larger financial institutions that can aggressively compete in the markets the Company currently serves. On January 19, 2000, the Federal Reserve issued an interim rule which became effective on March 11, 2000 and establishes procedures by which bank holding companies may become financial holding companies, the criteria necessary for such a conversion, and the Federal Reserve's enforcement powers should a holding company fail to maintain compliance with the criteria. In addition, the Office of the Comptroller of the Currency ("OCC") issued a rule which established the procedures by which national banks may establish financial subsidiaries as well as the qualifications and safeguards that will be required.

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

Bank Holding Company Regulation:

General.

The Company is registered as a "bank holding company" with the Federal Reserve and, accordingly, is subject to supervision and regulation by the Federal Reserve under the Bank Holding Company Act (the Bank Holding Company Act and the regulations issued thereunder are collectively referred to as the "BHC Act"). The Company is required to file with the Federal Reserve periodic reports and such additional information as the Federal Reserve may require pursuant to the BHC Act. The Federal Reserve examines the Company and may examine the Bank.

Investments and Activities.

The BHC Act requires prior Federal Reserve approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than 5% of the voting shares or substantially all the assets of any bank, or for a merger or consolidation of a bank holding company with another bank holding company. With certain exceptions, the BHC Act prohibits a bank holding company from acquiring direct or indirect ownership or control of voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or performing services for its authorized subsidiaries. A bank holding company may, however, engage in or acquire an interest in a company that engages in activities which the Federal Reserve has determined, by regulation or order, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Under the BHC Act and Federal Reserve regulations, the Company and the Bank are prohibited from engaging in certain tie-in arrangements in connection with an extension of credit, lease, sale of property, or furnishing of services. That means that, except with respect to traditional banking products, the Company may not condition a customer's purchase of one of its services on the purchase of another service. The passage of the Gramm-Leach-Bliley Act, however, allows bank holding companies to become financial holding companies. Financial holding companies do not face the same prohibitions on entering into certain business transactions that bank holding companies currently face.

Under the Change in Bank Control Act, a person may be required to obtain the prior approval of the Federal Reserve before acquiring the power to directly or indirectly control the management, operations or policies of the Company or before owning, controlling or holding 10% or more of any class of its outstanding voting stock.

It is the policy of the Federal Reserve that the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank. The Federal Reserve takes the position that in implementing this policy, it may require the Company to provide such support when the Company otherwise would not consider itself able to do so.

Capital Requirements.

The Federal Reserve has adopted risk-based capital requirements for assessing bank holding company capital adequacy. These standards define regulatory capital and establish minimum capital ratios in relation to assets, both on an aggregate basis and as adjusted for credit risks and off-balance sheet exposures. Under the Federal Reserve's risk-based guidelines, capital is classified into two categories. For bank holding companies, Tier 1, or "core", capital consists of common stockholders' equity, qualifying noncumulative perpetual preferred stock (including related surplus), qualifying cumulative perpetual preferred stock (including related surplus subject to certain limitations) and minority interests in the common equity accounts of consolidated subsidiaries, and is reduced by goodwill, and specified intangible assets. ("Tier 2 Capital"), Tier 2, or "supplementary," capital consists of the allowance for loan and lease losses, perpetual preferred stock and related surplus, "hybrid capital instruments," unrealized holding gains on equity securities, perpetual debt and mandatory convertible debt securities, and term subordinated debt and intermediate-term preferred stock, including related surplus.

Under the Federal Reserve's capital guidelines, bank holding companies are required to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, of which at least 4.0% must be in the form of Tier 1 capital. The Federal Reserve also requires a minimum leverage ratio of Tier 1 capital to total average assets of 3.0% for strong bank holding companies (those rated a composite "1" under the Federal Reserve's rating system). For all other bank holding companies, the minimum leverage ratio of Tier 1 capital to total assets is 4.0%. In addition, the Federal Reserve continues to consider the Tier 1 leverage ratio in evaluating proposals for expansion or new activities.

In its capital adequacy guidelines, the Federal Reserve emphasizes that the foregoing standards are supervisory minimums and that banking organizations generally are expected to operate well above the minimum ratios. These guidelines also provide that banking organizations experiencing growth, whether internally or by making acquisitions are expected to maintain strong capital positions substantially above the minimum levels. The growth of the Company and the Bank has been, and may in the future be, constrained by these capital adequacy requirements.

As of December 31, 2000, the Company had a Tier 1 capital to risk-weighted assets ratio of 8.63%, a total capital to risk-weighted asset ratio of 10.88% and a Tier 1 capital to total average assets ratio (leverage ratio) of 7.32%.

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

The deposits of the Bank are insured by the Bank Insurance Fund under the provisions of the Federal Deposit Insurance Act (The "FDIA"), and the Bank is, therefore, also subject to supervision and examination by the FDIC. The FDIA requires that the appropriate federal regulatory authority (the OCC, in the case of the Bank) approve any merger and/or consolidation by or with an insured bank, as well as the establishment or relocation of any bank or branch office. The FDIC also supervises compliance with the provisions of federal law and regulations which place restrictions on loans by FDIC-insured banks to their directors, executive officers and other controlling persons. The FDIA also gives the Federal Reserve and the other federal bank regulatory agencies power to issue cease and desist orders against either banks, holding companies or persons regarded as "institution affiliated parties." A cease and desist order can either prohibit such entities from engaging in certain unsafe and unsound bank activity or can require them to take certain affirmative action. Furthermore, banks are affected by the credit policies of other monetary authorities, including the Federal Reserve, which regulate the national supply of bank credit. Such regulation influences overall growth of bank loans, investments, and deposits and may also affect interest rates charged on loans and paid on deposits. The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

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

Capital Requirements.

The OCC has established the following minimum capital standards for national banks, such as the Bank, to qualify as a well-capitalized bank: a total risk-based capital ratio of 10% or higher, a Tier 1 capital to risk-weighted asset ratio of 6% or greater and a leverage ratio of 5% or greater. In addition, the bank must not be subject to a written agreement or capital directive or prompt corrective action directive from the OCC to qualify as well-capitalized. The following minimum capital standards must be met to qualify as an adequately capitalized bank: a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8% or greater, a Tier 1 capital to risk-weighted asset ratio of 4% or greater and a leverage requirement consisting of a minimum leverage ratio of Tier 1 capital to total assets of 3% for strong banking organizations and a minimum leverage ratio of 4% for all other banking organizations. For purposes of these capital standards, Tier 1 capital and total capital consists of substantially the same components as Tier 1 capital and total capital under the Federal Reserve's capital guidelines for bank holding companies. See "--Bank Holding Company Regulation--Capital Requirements."

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

During the year ended December 31, 2000, the Bank was not required by the OCC to increase its capital to an amount in excess of the minimum regulatory requirement. As of December 31, 2000, the Bank exceeded its minimum regulatory capital requirements with a leverage ratio of 8.45% a total capital to total risk-weighted asset ratio of 11.09% and Tier 1 capital to risk-weighted asset ratio of 10.00%.

In addition, the Federal Reserve Bank, FDIC and other federal banking agencies adopted a final rule which modified the risk-based capital standards to provide for consideration of interest rate risk when assessing the capital adequacy of a bank. Under this rule, the Federal Reserve, the OCC and the FDIC must explicitly include a bank's exposure to declines in the economic value of its capital due to changes in interest rates as a factor in evaluating a bank's capital adequacy. The federal banking agencies also have adopted a joint agency policy statement providing guidance to banks for managing interest rate risk. This policy statement emphasizes the importance of adequate oversight by management and a sound risk management process. The assessment of interest rate risk management made by the banks' examiners will be incorporated into the banks' overall risk management rating and used to determine the effectiveness of management.

Dividend Limitations.

Pursuant to the National Bank Act, all dividends must be paid out of undivided profits. Federal regulations prohibit any Federal Reserve member bank, including the Bank, from declaring dividends in any calendar year in excess of its net income for the year plus the retained net income for the preceding two years without the prior approval of the Federal Reserve and the OCC. Furthermore, the OCC may, after notice and opportunity for hearing, prohibit the payment of a dividend by a national bank if it determines that such payment would constitute an unsafe or unsound practice.

In addition to the foregoing, the ability of the Company and the Bank to pay dividends may be affected by the various minimum capital requirements and the capital and non-capital standards established under the Federal Deposit Insurance Corporation Improvements Act of 1991 ("FDICIA"), as described below. The right of the Company, its shareholders and its creditors to participate in any distribution of the assets or earnings of its subsidiaries is further subject to the prior claims of creditors of the respective subsidiaries.

Standards for Safety and Soundness.

The FDIA, as amended by FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994, requires the Federal Reserve, together with the other federal bank regulatory agencies, to prescribe standards of safety and soundness, by regulations or guidelines, relating generally to operations and management, asset growth, asset quality, earnings, stock valuation, and compensation. The Federal Reserve, the OCC and the other federal bank regulatory agencies have adopted, a set of guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, each of the Federal Reserve and the OCC adopted regulations that authorize, but do not require, the Federal Reserve or the OCC, as the case may be, to order an institution that has been given notice by the Federal Reserve or the OCC, as the case may be, that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the Federal Reserve or the OCC, as the case may be, must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the "prompt corrective action" provisions of FDICIA. If an institution fails to comply with such an order, the Federal Reserve or the OCC, as the case may be, may seek to enforce such order in judicial proceedings and to impose civil money penalties. The federal bank regulatory agencies also proposed guidelines for asset quality and earnings standards.

Prompt Corrective Action.

FDICIA requires the federal banking regulators, including the Federal Reserve, the OCC and the FDIC, to take prompt corrective action with respect to depository institutions that fall below minimum capital standards and prohibits any depository institution from making any capital distribution that would cause it to be undercapitalized. Institutions that are not adequately capitalized may be subject to a variety of supervisory actions including, but not limited to, restrictions on growth, investment activities, capital distributions and affiliate transactions and will be required to submit a capital restoration plan which, to be accepted by the regulators, must be guaranteed in part by any company having control of the institution (such as the Company). In other respects, FDICIA provides for enhanced supervisory authority, including greater authority for the appointment of a conservator or receiver for undercapitalized institutions. The capital-based prompt corrective action provisions of FDICIA and their implementing regulations apply to FDIC-insured depository institutions. However, federal banking agencies have indicated that, in regulating bank holding companies, the agencies may take appropriate action at the holding company level based on their assessment of the effectiveness of supervisory actions imposed upon subsidiary insured depository institutions pursuant to the prompt corrective action provisions of FDICIA.

Insurance of Deposit Accounts.

Under FDICIA, as an FDIC-insured institution, the Bank is required to pay deposit insurance premiums based on the risk it poses to the insurance fund. The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve statutorily required reserve ratios in the insurance funds and to impose special additional assessments. Each depository institution is assigned to one of three capital groups: "well capitalized", "adequately capitalized" or "undercapitalized." An institution is considered well capitalized if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater and is not subject to any order or written directive to meet and maintain a specific capital level. An "adequately capitalized" institution is defined as one that has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, has a leverage ratio of 4% or greater and does not meet the definition of a well capitalized bank. An institution is considered "undercapitalized" if it does not meet the definition of "well capitalized" or "adequately capitalized." Within each capital group, institutions are assigned to one of three supervisory subgroups: "A" (institutions with few minor weaknesses), "B" (institutions which demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to BIF), and "C" (institutions that pose a substantial probability of loss to BIF unless effective corrective action is taken). Accordingly, there are nine combinations of capital groups and supervisory subgroups to which varying assessment rates would be applicable. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned.

During 2000, the Bank was assessed at an average annual rate of 0.0% of deposits. Deposit insurance may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. Such terminations can only occur, if contested, following judicial review through the federal courts. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

The Economic Growth and Regulatory Paperwork Reduction Act of 1996 provides that beginning with semi-annual periods after December 31, 1996, deposits insured by the Bank Insurance Fund ("BIF") will also be assessed to pay interest on the bonds (the "FICO Bonds") issued in the late 1980s by the Financing Corporation to recapitalize the now defunct Federal Savings & Loan Insurance Corporation. For purposes of the assessments to pay interest on the FICO Bonds, BIF deposits were assessed at a rate of 20.0% of the assessment rate applicable to Savings Association Insurance Fund ("SAIF") deposits until December 31, 1999. After December 31, 1999, full pro rata sharing of FICO assessments began. The Bank's rate of assessment for the payment of interest on the FICO Bonds was approximately 2.0 basis points in 2000.

Federal Reserve System.

The Bank is subject to Federal Reserve regulations requiring depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve regulations generally require 3.0% reserves must be maintained against total transaction accounts of $42.8 million or less plus 10.0% on the remainder. The first $5.5 million of otherwise reservable balances (subject to adjustments by the Federal Reserve) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements.

Community Reinvestment Act.

Under the Community Reinvestment Act ("CRA"), a financial institution has a continuing and affirmative obligation, consistent with the safe and sound operation of such institution, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. However, institutions are rated on their performance in meeting the needs of their communities. Performance is judged in three areas:
(a) a lending test, to evaluate the institution's record of making loans in its assessment areas; (b) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing and programs benefiting low to moderate income individuals and business; and (c) a service test, to evaluate the institution's delivery of services through its branches, ATMs and other offices. The CRA requires each federal banking agency, in connection with its examination of a financial institution, to assess and assign one of four ratings to the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution, including applications for charters, branches and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities, and savings and loan holding company acquisitions. The CRA also requires that all institutions make public disclosure of their CRA ratings. The Bank received a "satisfactory" rating from the OCC on its most recent CRA performance evaluations.
Brokered Deposits.

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

FORWARD LOOKING STATEMENTS

Statements made about the Company's future economic performance, strategic plans or objectives, revenues or earnings projections, or other financial items and similar statements throughout this annual report on Form 10-K, including without limitation those statements contained in Item 1. hereto, are not guarantees of future performance, but are forward looking statements. By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those predicted in the statements. Important factors that might cause the Company's actual results to differ materially include, but are not limited to, the following:

-  Federal and state legislative and regulatory developments;
- The impact of continued loan and deposit promotions on the Company's net interest margin;
- Changes in management's estimate of the adequacy of the allowance for loan losses;
-  Increases in loan delinquencies and write-offs;
- Interest rate movements and their impact on customer behavior and the Company's net interest margin;
-  The impact of interest rate sensitivity restructuring activities;
- The impact of repricing and competitors' pricing initiatives on loan and deposit products;
- The Company's ability to adapt successfully to technological changes to meet customers' needs and developments in the marketplace;
-  The Company's ability to access cost effective funding; and
-  Changes in financial markets and general economic conditions.

ITEM 2. PROPERTIES

The Company and the Bank are headquartered in Lincolnshire, Illinois. In addition to its headquarters, the Bank has seven branch facilities located in Deerfield, Libertyville (2), Lincolnwood, Chicago-Lincoln Park, Lincolnshire and Northbrook, Illinois.

The table below summarizes the Company's owned and leased facilities.


                                                             Approximate       Expiration Date
          Location               Type of Facility          Square Footage          of Lease
--------------------------    ----------------------       --------------      ---------------
Lincolnshire, IL              Corporate headquarters              26,578       October 2003
Lincolnshire, IL              Branch                              11,760       Owned
Lincolnwood, IL               Branch                               8,760       Owned
Chicago/Lincoln Park, IL      Branch                               1,967       April 2003
Libertyville, IL              Branch                               8,100       Owned
Libertyville, IL              Branch                               6,250       Owned
Deerfield/Downtown, IL        Branch                               2,200       Owned
Northbrook, IL                Branch                               4,100       November 2000*

* A new lease is currently being negotiated.


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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2000.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information required in response to this item is contained in the Company's 2000 Annual Report to Shareholders under the caption "Shareholder Information" and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

Information required in response to this item is contained in the Company's 2000 Annual Report to Shareholders under the caption "Selected Financial Highlights" and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required in response to this item is contained in the Company's 2000 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and is incorporated herein by reference. The discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and supplementary data contained in the Company's 2000 Annual Report to Shareholders.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required in response to this item is contained in the Company's 2000 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," within the heading "Asset/Liability Management."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required in response to this item is contained in the Company's 2000 Annual Report to Shareholders under the caption "Consolidated Financial Statements," and is incorporated herein by reference. Also, refer to Item 14 of this Report for the Index to Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required in response to this item will be contained in the Company's definitive Proxy Statement (the "Proxy Statement") for its Annual Meeting of Shareholders to be held May 23, 2001, under the captions "General Information-Section 16(a) Beneficial Ownership Reporting Compliance," "Election of Directors" and "Executive Officers" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required in response to this item will be contained in the Company's definitive Proxy Statement under the caption "Executive Compensation" and is incorporated herein by reference.

ITEM 12. SECURITY-OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required in response to this item will be contained in the Company's definitive Proxy Statement under the caption "General Information - Security Ownership of Principal Holders and Management" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required in response to this item will be contained in the Company's definitive Proxy Statement under the caption "Election of Directors - Certain Relationships and Related Transactions," and is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this Report:

         1., 2.  Financial Statements and Schedules

                 The Consolidated Financial Statements are incorporated by reference to the following pages from the Company's 2000
                 Annual Report to Shareholders, attached hereto as Exhibit 13.1:

                                                                                      Page
                 Report of Independent Auditors....................................     20
                 Report of Consolidated Balance Sheets.............................     21
                 Report of Consolidated Statements of Income.......................     22
                 Report of Consolidated Statements of Shareholders' Equity.........     23
                 Report of Consolidated Statements of Cash Flows                        24
                 Report of Notes to Consolidated Financial Statements..............  25-43

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

        (1)10.3 Success Bancshares, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).

        10.4 Lease with respect to Lincoln Park branch banking facility (April, 1993) (incorporated by reference to Exhibit 10.6 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).

        10.5 Lease with respect to Northbrook branch banking facility (December, 1994) (incorporated by reference to Exhibit 10.7 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).

        (1)10.6 Employment Agreement between the Bank and Christa N. Calabrese dated as of August 1, 1998, as amended (incorporated by reference to Exhibit 10.9 of the Company's Form 10-Q filed with the Commission on November 13, 1998).

        (1)10.7 Employment Agreement between the Bank and Ronald W. Tragasz dated as of August 1, 1998, as amended (incorporated by reference to Exhibit 10.11 of the Company's Form 10-Q filed with the Commission on November 13, 1998).

        (1)10.8 Stock Option Agreement dated as of September 23, 1998 between the Company and Christa N. Calabrese (incorporated by reference to Exhibit 10.13 of the Company's Form 10-Q filed with the Commission on November 13, 1998).

        (1)10.9 Stock Option Agreement dated as of June 25, 1998 between the Company and Kurt C. Felde (incorporated by reference to Exhibit
                 10.14 of the Company's Form 10-Q filed with the Commission on November 13, 1998).

        (1)10.10 Stock Option Agreement dated as of September 23, 1998 between the Company and Ronald W. Tragasz (incorporated by reference to Exhibit 10.15 of the Company's Form 10-Q filed with the Commission on November 13, 1998).

        (1)10.11 Stock Option Agreement dated as of August 26, 1998 between the Company and Sherwin Koopmans (incorporated by reference to Exhibit 10.17 of the Company's Form 10-Q filed with the Commission on November 13, 1998).

        (1)10.12 Stock Option Agreement dated as of August 26, 1998 between the Company and Norman D. Rich (incorporated by reference to
                 Exhibit 10.20 of the Company's Form 10-Q filed with the Commission on November 13, 1998).

        (1)10.13 Stock Option Agreement dated as of August 26, 1998 between the Company and Avrom H. Goldfeder (incorporated by reference to
                 Exhibit 10.22 of the Company's Form 10-Q filed with the Commission on November 13, 1998).

        (1)10.14 Stock Option Agreement dated as of August 26, 1998 between the Company and Glen Wherfel (incorporated by reference to Exhibit
                 10.23 of the Company's Form 10-Q filed with the Commission on November 13, 1998).

        (1)10.15 Employment Agreement dated as of December 16, 1998 between the Bank and Wilbur G. Meinen (incorporated by reference to Exhibit
                 10.24 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).

        (1)10.16 Stock Option Agreement dated as of December 16, 1998 between the Company and Kurt C. Felde (incorporated by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).

        (1)10.17 Stock Option Agreement dated as of December 16, 1998 between the Company and Wilbur G. Meinen (incorporated by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).

        (1)10.18 Stock Option Agreement dated as of January 27, 1999 between the Company and Wilbur G. Meinen (incorporated by reference to
                 Exhibit 10.27 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).

        (1)10.19 Success Bancshares, Inc. 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.28 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).

        (1)10.20 Amendment No. 1 to 1995 Stock Option Plan (incorporated by reference to Exhibit 10.29 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).

        (1)10.21 Restricted Stock Agreement dated as of December 16, 1998 between the Company and Wilbur G. Meinen (incorporated by reference to Exhibit 10.30 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).

        10.22 Lease with respect to Chicago downtown branch banking facility (May, 1998) (incorporated by reference to Exhibit 10.31 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).

        (1)10.23 Amendment No. 2 to Employment Agreement dated as of December 16, 1998 between the Bank and Christa N. Calabrese (incorporated by reference to Exhibit 10.32 of the Company's Form 10-Q filed with the Commission on May 13, 1999).

        (1)10.24 Agreement dated April 28, 1999 between the Company and Ronald
                 W. Tragasz (incorporated by reference to Exhibit 10.33 of the Company's Form 10-Q filed with the Commission on August 15,
                 1999).

        (1)10.25 Stock Option Agreement dated April 28, 1999 between the Company and Ronald W. Tragasz (incorporated by reference to Exhibit
                 10.34 of the Company's Form 10-Q filed with the Commission on August 15, 1999).

        10.26 Sublease with respect to Corporate Center (April, 1999) (incorporated by reference to Exhibit 10.35 of the Company's Form 10-Q filed with the Commission on August 15, 1999).

        (1)10.27 Stock Option Agreement dated August 25, 1999 between the Company and Sherwin Koopmans (incorporated by reference to Exhibit 10.36 of the Company's Form 10-Q filed with the Commission on November 10, 1999).

        (1)10.28 Stock Option Agreement dated August 25, 1999 between the Company and Glen Wherfel (incorporated by reference to Exhibit
                 10.37 of the Company's Form 10-Q filed with the Commission on November 10, 1999).

        (1)10.29 Stock Option Agreement dated August 25, 1999 between the Company and Avrom Goldfeder (incorporated by reference to Exhibit 10.39 of the Company's Form 10-Q filed with the Commission on November 10, 1999).

        (1)10.30 Stock Option Agreement dated August 25, 1999 between the Company and Norman Rich (incorporated by reference to Exhibit
                 10.41 of the Company's Form 10-Q filed with the Commission on November 10, 1999).

        (1)10.31 Employment Agreement between the Bank and Craig J. Love dated May 5, 1999 (incorporated by reference to Exhibit 10.38 of the Company's Form 10-Q filed with the Commission May 11, 2000).

        (1)10.32 Stock Option Agreement dated April 28, 1999 between the Company and Craig J. Love (incorporated by reference to Exhibit 10.39 of the Company's Form 10-Q filed with the Commission May 11,
                 2000).

        (1)10.33 Stock Option Agreement dated November 17, 1999 between the Company and Craig J. Love (incorporated by reference to Exhibit
                 10.40 of the Company's Form 10-Q filed with the Commission May 11, 2000).

        (1)10.34 Stock Option Agreement dated December 15, 1999 between the Company and Joseph A. Cari, Jr. (incorporated by reference to
                 Exhibit 10.41 of the Company's Form 10-Q filed with the Commission May 11, 2000).

        (1)10.35 Assignment dated December 15, 1999 of Stock Option Agreement dated December 15, 1999 between the Company and Joseph A. Cari, Jr. to the University of Notre Dame Law School (incorporated by reference to Exhibit 10.42 of the Company's Form 10-Q filed with the Commission May 11, 2000).

        (1)10.36 Employment Agreement between the Bank and Kurt C. Felde dated as of July 31, 2000 (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed with the Commission on November 13, 2000).

        (1)10.37 Stock Option Agreement dated as of July 26, 2000 between the Company and Wilbur G. Meinen, Jr. (incorporated by reference to
                 Exhibit 10.2 of the Company's Form 10-Q filed with the Commission on November 13, 2000).

        (1)10.38 Stock Option Agreement dated as of July 26, 2000 between the Company and Wilbur G. Meinen, Jr. (incorporated by reference to
                 Exhibit 10.3 of the Company's Form 10-Q filed with the Commission on November 13, 2000).

        (1)10.39 Stock Option Agreement dated as of August 23, 2000 between the Company and Frank L. Baasch (incorporated by reference to
                 Exhibit 10.4 of the Company's Form 10-Q filed with the Commission on November 13, 2000).

        (1)10.40 Stock Option Agreement dated as of August 23, 2000 between the Company and Joseph A. Cari, Jr. (incorporated by reference to
                 Exhibit 10.5 of the Company's Form 10-Q filed with the Commission on November 13, 2000).

        (1)10.41 Stock Option Agreement dated as of August 23, 2000 between the Company and Avrom H. Goldfeder (incorporated by reference to
                 Exhibit 10.6 of the Company's Form 10-Q filed with the Commission on November 13, 2000).

        (1)10.42 Stock Option Agreement dated as of August 23, 2000 between the Company and Wilbur G. Meinen, Jr. (incorporated by reference to
                 Exhibit 10.7 of the Company's Form 10-Q filed with the Commission on November 13, 2000).

        (1)10.43 Stock Option Agreement dated as of August 23, 2000 between the Company and Sherwin Koopmans (incorporated by reference to Exhibit 10.8 of the Company's Form 10-Q filed with the Commission on November 13, 2000).

        (1)10.44 Stock Option Agreement dated as of August 23, 2000 between the Company and Norman D. Rich (incorporated by reference to
                 Exhibit 10.9 of the Company's Form 10-Q filed with the Commission on November 13, 2000).

        (1)10.45 Stock Option Agreement dated as of August 23, 2000 between the Company and Glen R. Wherfel (incorporated by reference to
                 Exhibit 10.10 of the Company's Form 10-Q filed with the Commission on November 13, 2000).

        (1)10.46 Stock Option Agreement dated as of September 29, 2000 between the Company and Craig J. Love (incorporated by reference to Exhibit 10.11 of the Company's Form 10-Q filed with the Commission on November 13, 2000).

        (1)10.47 Stock Option Agreement dated as of September 29, 2000 between the Company and Laurie K. Breitenstein (incorporated by reference to Exhibit 10.12 of the Company's Form 10-Q filed with the Commission on November 13, 2000).

        (1)10.48 Stock Option Agreement dated as of September 29, 2000 between the Company and Kurt C. Felde (incorporated by reference to Exhibit 10.12 of the Company's Form 10-Q filed with the Commission on November 13, 2000).

        (1)10.49 Stock Option Agreement dated as of September 29, 2000 between the Company and Ronald W. Tragasz (incorporated by reference to Exhibit 10.14 of the Company's Form 10-Q filed with the Commission on November 13, 2000).

        (1)10.50 Stock Option Agreement dated as of September 29, 2000 between the Company and Christa N. Calabrese (incorporated by reference to Exhibit 10.15 of the Company's Form 10-Q filed with the Commission on November 13, 2000).

        (1)10.51 First Modification of Employment Agreement between the Bank and Wilbur G. Meinen, Jr. dated as of July 26, 2000 (incorporated by reference to Exhibit 10.16 of the Company's Form 10-Q filed with the Commission on November 13, 2000).

        (2)13.1  2000 Annual Report to Shareholders

        21.1     Subsidiary of the Company (incorporated by reference to Exhibit
                 21.1 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).

        (2)23.1  Consent of McGladrey & Pullen, LLP

        (10) Management contract or compensatory plan or arrangement (10) Filed herewith

        (10)     Reports on Form 8-K

                 None

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            SUCCESS BANCSHARES, INC.

By:   Wilbur G. Meinen, Jr.  /s/ Wilbur G. Meinen, Jr.     March 21, 2001
                             ------------------------      --------------
                             President/                       (Dated)
                             Chief Executive Officer

      Kurt C. Felde          /s/ Kurt C. Felde             March 21, 2001
                             -------------------------     --------------
                             Executive Vice President/        (Dated)
                             Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Wilbur G. Meinen, Jr.  /s/ Wilbur G. Meinen, Jr.     March 21, 2001
                             -------------------------     --------------
                             Director                         (Dated)


      Avrom H. Goldfeder     /s/ Avrom H. Goldfeder        March 21, 2001
                             -------------------------     --------------
                             Director                         (Dated)


      Glen R. Wherfel        /s/ Glen R. Wherfel           March 21, 2001
                             -------------------------     --------------
                              Director                        (Dated)


      Sherwin Koopmans       /s/ Sherwin Koopmans          March 21, 2001
                             -------------------------     --------------
                              Director                        (Dated)


      Norman D. Rich         /s/ Norman D. Rich            March 21, 2001
                             -------------------------     --------------
                              Director                        (Dated)


      Joseph A. Cari, Jr.    /s/ Joseph A. Cari, Jr.       March 21, 2001
                             -------------------------     --------------
                              Director                        (Dated)

                                  EXHIBIT INDEX
Exhibit
Number    Description
-------   -----------
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

 (1)10.2 Employment Agreement between the Bank and Laurie K. Breitenstein dated as of April 15, 1999 (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q filed with the Commission on August 15,
           1999).

 (1)10.3 Success Bancshares, Inc. 1999 Stock Option Plan (incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).

 10.4 Lease with respect to Lincoln Park branch banking facility (April, 1993) (incorporated by reference to Exhibit 10.6 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).

 10.5 Lease with respect to Northbrook branch banking facility (December, 1994) (incorporated by reference to Exhibit 10.7 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).

 (1)10.6 Employment Agreement between the Bank and Christa N. Calabrese dated as of August 1, 1998, as amended (incorporated by reference to Exhibit 10.9 of the Company's Form 10-Q filed with the Commission on November 13, 1998).

(1)10.7 Employment Agreement between the Bank and Ronald W. Tragasz dated as of August 1, 1998, as amended (incorporated by reference to Exhibit
           10.11 of the Company's Form 10-Q filed with the Commission on November 13, 1998).

 (1)10.8 Stock Option Agreement dated as of September 23, 1998 between the Company and Christa N. Calabrese (incorporated by reference to
           Exhibit 10.13 of the Company's Form 10-Q filed with the Commission on November 13, 1998).

 (1)10.9 Stock Option Agreement dated as of June 25, 1998 between the Company and Kurt C. Felde (incorporated by reference to Exhibit 10.14 of the Company's Form 10-Q filed with the Commission on November 13, 1998).

 (1)10.10 Stock Option Agreement dated as of September 23, 1998 between the Company and Ronald W. Tragasz (incorporated by reference to Exhibit
           10.15 of the Company's Form 10-Q filed with the Commission on November 13, 1998).

 (1)10.11 Stock Option Agreement dated as of August 26, 1998 between the Company and Sherwin Koopmans (incorporated by reference to Exhibit
           10.17 of the Company's Form 10-Q filed with the Commission on November 13, 1998).

 (1)10.12 Stock Option Agreement dated as of August 26, 1998 between the Company and Norman D. Rich (incorporated by reference to Exhibit
           10.20 of the Company's Form 10-Q filed with the Commission on November 13, 1998).

 (1)10.13 Stock Option Agreement dated as of August 26, 1998 between the Company and Avrom H. Goldfeder (incorporated by reference to Exhibit
           10.22 of the Company's Form 10-Q filed with the Commission on November 13, 1998).

 (1)10.14 Stock Option Agreement dated as of August 26, 1998 between the Company and Glen Wherfel (incorporated by reference to Exhibit 10.23 of the Company's Form 10-Q filed with the Commission on November 13,
           1998).

 (1)10.15 Employment Agreement dated as of December 16, 1998 between the Bank and Wilbur G. Meinen (incorporated by reference to Exhibit 10.24 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).

 (1)10.16 Stock Option Agreement dated as of December 16, 1998 between the Company and Kurt C. Felde (incorporated by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).

 (1)10.17 Stock Option Agreement dated as of December 16, 1998 between the Company and Wilbur G. Meinen (incorporated by reference to Exhibit
           10.26 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).

 (1)10.18 Stock Option Agreement dated as of January 27, 1999 between the Company and Wilbur G. Meinen (incorporated by reference to Exhibit
           10.27 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).

 (1)10.19 Success Bancshares, Inc. 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.28 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).

 (1)10.20 Amendment No. 1 to 1995 Stock Option Plan (incorporated by reference to Exhibit 10.29 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).

 (1)10.21 Restricted Stock Agreement dated as of December 16, 1998 between the Company and Wilbur G. Meinen (incorporated by reference to Exhibit
           10.30 of the Company's Annual Report on Form 10-K filed with the Commission on March 30, 1999).

 10.22 Lease with respect to Chicago downtown branch banking facility (May, 1998) (incorporated by reference to Exhibit 10.31 of the Company's Annual Report on Form 10-K filed with the Commission on March 30,
           1999).

 (1)10.23 Amendment No. 2 to Employment Agreement dated as of December 16, 1998 between the Bank and Christa N. Calabrese (incorporated by reference to Exhibit 10.32 of the Company's Form 10-Q filed with the Commission on May 13, 1999).

 (1)10.24 Agreement dated April 28, 1999 between the Company and Ronald W. Tragasz (incorporated by reference to Exhibit 10.33 of the Company's Form 10-Q filed with the Commission on August 15, 1999).

 (1)10.25 Stock Option Agreement dated April 28, 1999 between the Company and Ronald W. Tragasz (incorporated by reference to Exhibit 10.34 of the Company's Form 10-Q filed with the Commission on August 15, 1999).

 10.26 Sublease with respect to Corporate Center (April, 1999) (incorporated by reference to Exhibit 10.35 of the Company's Form 10-Q filed with the Commission on August 15, 1999).

 (1)10.27 Stock Option Agreement dated August 25, 1999 between the Company and Sherwin Koopmans (incorporated by reference to Exhibit 10.36 of the Company's Form 10-Q filed with the Commission on November 10, 1999).

 (1)10.28 Stock Option Agreement dated August 25, 1999 between the Company and Glen Wherfel (incorporated by reference to Exhibit 10.37 of the Company's Form 10-Q filed with the Commission on November 10, 1999).

 (1)10.29 Stock Option Agreement dated August 25, 1999 between the Company and Avrom Goldfeder (incorporated by reference to Exhibit 10.39 of the Company's Form 10-Q filed with the Commission on November 10, 1999).

 (1)10.30 Stock Option Agreement dated August 25, 1999 between the Company and Norman Rich (incorporated by reference to Exhibit 10.41 of the Company's Form 10-Q filed with the Commission on November 10, 1999).

 (1)10.31 Employment Agreement between the Bank and Craig J. Love dated May 5, 1999 (incorporated by reference to Exhibit 10.38 of the Company's Form 10-Q filed with the Commission May 11, 2000).

 (1)10.32 Stock Option Agreement dated April 28, 1999 between the Company and Craig J. Love (incorporated by reference to Exhibit 10.39 of the Company's Form 10-Q filed with the Commission May 11, 2000).

 (1)10.33 Stock Option Agreement dated November 17, 1999 between the Company and Craig J. Love (incorporated by reference to Exhibit 10.40 of the Company's Form 10-Q filed with the Commission May 11, 2000).

 (1)10.34 Stock Option Agreement dated December 15, 1999 between the Company and Joseph A. Cari, Jr. (incorporated by reference to Exhibit 10.41 of the Company's Form 10-Q filed with the Commission May 11, 2000).

 (1)10.35 Assignment dated December 15, 1999 of Stock Option Agreement dated December 15, 1999 between the Company and Joseph A. Cari, Jr. to the University of Notre Dame Law School (incorporated by reference to
           Exhibit 10.42 of the Company's Form 10-Q filed with the Commission May 11, 2000).

 (1)10.36 Employment Agreement between the Bank and Kurt C. Felde dated as of July 31, 2000 (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed with the Commission on November 13, 2000).

 (1)10.37 Stock Option Agreement dated as of July 26, 2000 between the Company and Wilbur G. Meinen, Jr. (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q filed with the Commission on November 13,
           2000).

 (1)10.38 Stock Option Agreement dated as of July 26, 2000 between the Company and Wilbur G. Meinen, Jr. (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q filed with the Commission on November 13,
           2000).

 (1)10.39 Stock Option Agreement dated as of August 23, 2000 between the Company and Frank L. Baasch (incorporated by reference to Exhibit
           10.4 of the Company's Form 10-Q filed with the Commission on November 13, 2000).

 (1)10.40 Stock Option Agreement dated as of August 23, 2000 between the Company and Joseph A. Cari, Jr. (incorporated by reference to Exhibit
           10.5 of the Company's Form 10-Q filed with the Commission on November 13, 2000).

 (1)10.41 Stock Option Agreement dated as of August 23, 2000 between the Company and Avrom H. Goldfeder (incorporated by reference to Exhibit
           10.6 of the Company's Form 10-Q filed with the Commission on November 13, 2000).

 (1)10.42 Stock Option Agreement dated as of August 23, 2000 between the Company and Wilbur G. Meinen, Jr. (incorporated by reference to
           Exhibit 10.7 of the Company's Form 10-Q filed with the Commission on November 13, 2000).

 (1)10.43 Stock Option Agreement dated as of August 23, 2000 between the Company and Sherwin Koopmans (incorporated by reference to Exhibit
           10.8 of the Company's Form 10-Q filed with the Commission on November 13, 2000).

 (1)10.44 Stock Option Agreement dated as of August 23, 2000 between the Company and Norman D. Rich (incorporated by reference to Exhibit 10.9 of the Company's Form 10-Q filed with the Commission on November 13,
           2000).

 (1)10.45 Stock Option Agreement dated as of August 23, 2000 between the Company and Glen R. Wherfel (incorporated by reference to Exhibit
           10.10 of the Company's Form 10-Q filed with the Commission on November 13, 2000).

 (1)10.46 Stock Option Agreement dated as of September 29, 2000 between the Company and Craig J. Love (incorporated by reference to Exhibit 10.11 of the Company's Form 10-Q filed with the Commission on November 13,
           2000).

 (1)10.47 Stock Option Agreement dated as of September 29, 2000 between the Company and Laurie K. Breitenstein (incorporated by reference to
           Exhibit 10.12 of the Company's Form 10-Q filed with the Commission on November 13, 2000).

 (1)10.48 Stock Option Agreement dated as of September 29, 2000 between the Company and Kurt C. Felde (incorporated by reference to Exhibit 10.12 of the Company's Form 10-Q filed with the Commission on November 13,
           2000).

 (1)10.49 Stock Option Agreement dated as of September 29, 2000 between the Company and Ronald W. Tragasz (incorporated by reference to Exhibit
           10.14 of the Company's Form 10-Q filed with the Commission on November 13, 2000).

 (1)10.50 Stock Option Agreement dated as of September 29, 2000 between the Company and Christa N. Calabrese (incorporated by reference to
           Exhibit 10.15 of the Company's Form 10-Q filed with the Commission on November 13, 2000).

 (1)10.51 First Modification of Employment Agreement between the Bank and Wilbur G. Meinen, Jr. dated as of July 26, 2000 (incorporated by reference to Exhibit 10.16 of the Company's Form 10-Q filed with the Commission on November 13, 2000).

 (2)13.1   2000 Annual Report to Shareholders

    21.1 Subsidiary of the Company (incorporated by reference to Exhibit 21.1 of the Company's Form S-1 Registration Statement (No. 333-32561) filed with the Commission on July 31, 1997).

 (2)23.1   Consent of McGladrey & Pullen, LLP

----------

(1) Management contract or compensatory plan or arrangement

(2) Filed herewith