Form 10-K/A
period 2000-12-31
SUCCESS BANCSHARES INC
filed 2001-04-27
CIK 1009569

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D. C. 20549
FORM 10-K/A AMENDMENT NO. 1
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000
0-23235 Commission File Number
Success Bancshares, Inc. (Exact name of registrant as specified in its charter)
DELAWARE (State or other jurisdiction of incorporation or organization)	36-3497644 (I.R.S. Employer Identification No.)
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
[X] Yes  [  ] No.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was approximately $32.3 million as of March 1, 2001 based on the closing price of $13.25 of the Common Stock on March 1, 2001, as reported by the NASDAQ National Market.  As of March 1, 2001, the registrant had outstanding 2,439,180 shares of Common Stock.

TABLE OF CONTENTS
PART III

ITEM 10.	Directors and Executive Officers of the Registrant	1 - 2
ITEM 11.	Executive Compensation	2 - 8
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management	9 - 10
ITEM 13.	Certain Relationships and Related Transactions	10
	Signature	11

PART III
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Set forth below is certain information with respect to each director of Success Bancshares, Inc. ("the Company"):

        Wilbur G. Meinen, Jr., age 51, has been a director of the Company since 1998 and has also been the Chairman, President and Chief Executive Officer of the Company and the Bank since 1998.  Mr. Meinen is a Class I director, with his term as director expiring at the Company's 2001 Annual Meeting of Stockholders.  Prior to joining the Company, Mr. Meinen served in various capacities at Bank One Corporation since 1989.  As Executive Vice President - Credit Products Manager, his most recent position at Bank One, Mr. Meinen was responsible for the credit functions for the middle market and private banking lines of business in the Chicago market.  His approval was required for all commercial loans originated in the Chicago market, and he also managed a staff which provided portfolio management, loan documentation and closing and asset management services.

        Glen Wherfel, age 51, has been a director of the Company since 1998.  Mr. Wherfel is a Class I director, with his term expiring at the Company's 2001 Annual Meeting of Stockholders.  Mr. Wherfel has been a director of Success National Bank ("the Bank"), a wholly-owned subsidiary of the Company, since 1992.  He is also a principal at the accounting firm of Wherfel & Associates, and has served in such position since 1994.  Mr. Wherfel is a Certified Public Account and a director of Gemcor, Inc., a privately held corporation.

        Avrom H. Goldfeder, age 41, has been a director of the Company since 1997.  He is a Class II director, with his term expiring at the Company's 2002 Annual Meeting of Stockholders.  Mr. Goldfeder has been a member-trader of the Chicago Board of Trade (CBOT) since 1986.  Mr. Goldfeder was a founding partner of the Financial Futures Interest Rate Group.  In October 1990 he became a Senior Vice President and Co-Head of ING Baring Futures and Options Clearing Services.  Mr. Goldfeder was named a Managing Director of ING Baring in January 2000 and serves on the Global Management Team.

        Sherwin Koopmans, age 59, has been a director of the Company since 1997.  He is a Class II director, with his term expiring at the Company's 2002 Annual Meeting of Stockholders.  Mr. Koopmans also served as Chairman of the Executive Committee of the Board of Directors of the Company and the Bank from August 1998 to December 1998; Prior to his retirement in January 1996, Mr. Koopmans was the Associate Director of the Division of Depository and Asset Services for the Federal Deposit Insurance Corporation (FDIC) from July 1994 to December 1995.

        Joseph A. Cari, Jr., age 48, has been a director of the Company since January 2000.  He is a Class III director, with his term expiring at the Company's 2003 Annual Meeting of Stockholders.  Mr. Cari has been a partner with the law firm of Ungaretti & Harris since 1984, providing general corporate, legislative and regulatory counsel to a variety of clients.  He was appointed by President Clinton to serve as Chairman of the Board of Trustees of the Woodrow Wilson International Center for Scholars for a six year term and has served on such Board since 1995.  Mr. Cari is a member of the Board of Directors of Basic Plastic Products, L.L.C. and a member of the Advisory Board of the John Foster Center for Private Equity at the Tuck School of Business at Dartmouth College.

        Norman D. Rich, age 66, has been a director of the Company since 1991.  He is a Class III director, with his term expiring at the Company's 2003 Annual Meeting of Stockholders.  Mr. Rich also has been a director of the Bank since 1991.  He serves as Chairman of the Audit Committee.  Mr. Rich is a Certified Public Accountant and received his B.S.B.A. and M.B.A. degrees from Northwestern University.  Prior to his retirement in 1999, he was a partner with the accounting and consulting firm of Veatch, Rich and Nadler, Chtd. since 1967.

Set forth below is certain information with respect to each of the Company's and/or the Bank's executive officers who is not also a director of the Company:

        Kurt C. Felde, age 50, has been Executive Vice President and Chief Financial Officer of the Company and Bank since April, 1999 and served as Senior Vice President and Chief Financial Officer of the Company and the Bank since June 1998.  Prior to joining the Company, Mr. Felde served as Senior Vice President and Chief Financial Officer of Regency Savings Bank beginning in 1989, where he was responsible for accounting, management information systems, operations and corporate administration.  Mr. Felde is a Certified Public Accountant.

        Christa N. Calabrese, age 52, has been Executive Vice President of the Bank since October 1997 and Chief Lending Officer of the Bank since 1992.  She also served as Senior Vice President of the Bank from 1992 to October 1997.  Prior to joining the Bank, Ms. Calabrese was an Asset Specialist with the Resolution Trust Corporation from 1990 to 1992.  From 1969 through 1990, Ms. Calabrese held commercial lending positions with local community banks.

        Craig Love, age 42, has been Executive Vice President and Chief Operating Officer of the Bank since September, 1999 and acted previously as Senior Vice President and Chief Credit Officer of the Bank since February, 1999.  Prior to joining the Company, Mr. Love served in various commercial banking, retail banking, credit management and marketing capacities for Bank One from 1980 to 1999.  Mr. Love also worked for Bank Administration Institute from 1996-1997 as a Director of banking educational programs in small business, corporate services and bank marketing.

        Laurie K. Breitenstein, age 39, joined the Company and the Bank as Senior Vice President and General Counsel in May 1999.  Prior to joining the Company, Ms. Breitenstein was corporate counsel to Banc One Corporation from 1993 to 1997, GE Capital Corp. from 1997 to 1998 and Heller Financial, Inc. from 1998 to 1999.

        Ronald W. Tragasz, age 54, joined the Bank in September 1991, and is currently Senior Vice President and Cashier of the Bank and Assistant Secretary of the Company.  Prior to September 1991, Mr. Tragasz was employed by the Bank of Ravenswood as Cashier and by First National Bank of Chicago as Assistant Vice President, where he was responsible for bank operating functions and various branch operations .

Section 16(a) Beneficial Ownership Reporting Compliance

        As a public company, the Company's directors, executive officers and 10% beneficial owners are subject to the reporting requirements under Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act").  Under such Act, initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company are required to be filed with the Securities and Exchange Commission (the "SEC").

        To the Company's knowledge, based solely upon a review of the copies of such reports furnished to the Company, or of written representations from certain reporting persons, the Company believes that, with respect to 2000, all reports were timely filed.

ITEM 11.	EXECUTIVE COMPENSATION
Summary Compensation Table

        The following table sets forth certain information concerning the compensation during the fiscal years ended December 31, 2000, 1999 and 1998 paid by the Company and its subsidiaries for services rendered in all capacities to (i) the Company's Chief Executive Officer and (ii) the four additional executive officers of the Company and/or the Bank who had total compensation during the fiscal year ended December 31, 2000 which exceeded $100,000 (collectively, the "Named Executive Officers").

	Annual Compensation					Long-term Compensation Awards
	------------------------------------------------					------------------------------------------
Name and Principal Position	Year	Salary ($)		Bonus ($)		Restricted Stock Awards		Securities Underlying Options		Compensation
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Wilbur G. Meinen, Jr.
Chairman, President &
Chief Executive Officer of
the Company and the Bank	2000	$214,837		$56,000	(1)			36,000	(2)	$28,491	(3)
	1999	$187,250		$45,000	(4)	-		12,500	(5)	$2,792	(6)
	1998	$7,695	(7)	$50,000	(8)	$92,000	(9)	12,500	(10)	-

Kurt C. Felde
Executive Vice President and
Chief Financial Officer of
the Company and Bank	2000	$124,385		$26,000		-		10,000	(11)	$3,615	(12)
	1999	$115,154		$20,000		-		-		$2,585	(13)
	1998	$61,833	(14)	$5,000		-		8,000	(15)

Christa N. Calabrese
Executive Vice President and
Chief Lending Officer of the Bank	2000	$132,500		$27,000		-		7,500	(16)	$6,892	(17)
	1999	$125,000		$20,000		-		-		$2,930	(18)
	1998	$120,364		$10,000		-		10,000	(19)	$3,643	(20)

Craig J. Love
Executive Vice President and
Chief Operating Officer of the Bank	2000	$137,960		$28,000		-		10,000	(21)	$3,582	(22)
	1999	$106,269	(23)	$40,000	(24)	-		10,000	(25)	$2,606	(26)

Laurie K. Breitenstein
Senior Vice President and
General Counsel of the Company
and the Bank	2000	$129,567		$26,000		-		12,000	(27)	$3,873	(28)
	1999	$91,223	(29)	$15,000	(30)	-		5,000	(31)	-

-----------------------------------------------------
(1)	Mr. Meinen elected to receive the 2000 bonus in January 2001.
(2)	Options to purchase 33,000 shares are currently vested and options to purchase 3,000 shares vest on July 26, 2001.
(3)

Includes $500 contributed by the Company for Mr. Meinen under the Company's 401(k) Plan (the "401(k) Plan"), $2,801 allocated to Mr. Meinen under the Company's Employee Stock Ownership Plan (the "ESOP"), and $6,350 in term life insurance premiums paid by the Company on behalf of Mr. Meinen.  Includes $18,840 of life insurance premiums advanced by the Company under a split dollar agreement.

(4)	Mr. Meinen elected to receive the 1999 bonus in January 2000.
(5)	Such options vest in increments of 3,125 shares each on January 27, 2000, 2001, 2002 and 2003.
(6)

Includes $500 contributed by the Company for Mr. Meinen under the Company's 401(k) Plan, $1,522 allocated to Mr. Meinen under the ESOP, and $770 in term life insurance premiums paid by the Company on behalf of Mr. Meinen.

(7)	Mr. Meinen joined the Company on December 16, 1998.
(8)	Such amount was paid to Mr. Meinen in January 1999 pursuant to the terms of his Employment Agreement, dated December 16, 1998, with the Bank. See "Employment Agreements."
(9)	Represents an award of 8,000 shares which were fully vested and had a market value of $96,000 at December 31, 2000.
(10)	Such options vest in increments of 3,125 shares each on December 16, 1999, 2000, 2001, and 2002.
(11)	Such options vest in increments of 3,333 shares each on September 29, 2001 and 2002 and 3,334 shares on September 29, 2003.
(12)

Includes $500 contributed by the Company for Mr. Felde under the Company's 401(k) Plan, $2,515 allocated to Mr. Felde under the ESOP, and $600 in term life insurance premiums paid by the Company on behalf of Mr. Felde.

(13)

Includes $500 contributed by the Company for Mr. Felde under the Company's 401(k) Plan, $1,315 allocated to Mr. Felde under the ESOP, and $770 in term life insurance premiums paid by the Company on behalf of Mr. Felde.

(14)	Mr. Felde joined the Company on June 1, 1998.
(15)	Options to purchase 3,000 shares vest in increments of 750 shares each on December 16, 1999, 2000, 2001 and 2002. Options to purchase 5,000 shares vested June 25, 1999.
(16)	Such options vest in increments of 2,500 shares each on September 29, 2001, 2002 and 2003.
(17)

Includes $500 contributed by the Company for Ms. Calabrese under the Company's 401(k) Plan, $5,792 allocated to Ms. Calabrese under the ESOP, and $600 in term life insurance premiums paid by the Company on behalf of Ms. Calabrese.

(18)

Includes $500 contributed by the Company for Ms. Calabrese under the Company's 401(k) Plan, $1,660 allocated to Ms. Calabrese under the ESOP, and $770 in term life insurance premiums paid by the Company on behalf of Ms. Calabrese.

(19)	Such options vest in increments of 2,500 shares each on September 29, 1999, 2000, 2001 and 2002.
(20)

Includes $500 contributed by the Company for Ms. Calabrese under the Company's 401(k) Plan, $2,033 allocated to Ms. Calabrese under the ESOP, and $1,110 in term life insurance premiums paid by the Company on behalf of Ms. Calabrese.

(21)	Such options vest in increments of 3,333 shares each on September 29, 2001 and 2002 and 3,334 shares on September 29, 2003.
(22)

Includes $500 contributed by the Company for Mr. Love under the Company's 401(k) Plan, $2,482 allocated to Mr. Love under the ESOP, and $600 in term life insurance premiums paid by the Company on behalf of Mr. Love.

(23)	Mr. Love joined the Company in February 1999.
(24)	Includes a $10,000 signing bonus, a $10,000 promotion bonus and a $20,000 performance bonus for 1999 which Mr. Love elected to defer receipt of until January 2000.
(25)	Such options vest in increments of 1,250 shares each on April 28 and November 17 of the years 2000, 2001, 2002 and 2003.
(26)

Includes $500 contributed by the Company for Mr. Love under the Company's 401(k) Plan, $1,521 allocated to Mr. Love under the ESOP, and $585 in term life insurance premiums paid by the Company on behalf of Mr. Love.

(27)	Such options vest in increments of 4,000 shares each on September 29, 2001, 2002 and 2003.
(28)

Includes $500 contributed by the Company for Ms. Breitenstein under the Company's 401(k) Plan, $2,773 allocated to Ms. Breitenstein under the ESOP, and $600 in term life insurance premiums paid by the Company on behalf of Ms. Breitenstein.

(29)	Ms. Breitenstein joined the Company in April 1999.
(30)	Ms. Breitenstein elected to receive the 1999 bonus in January 2000.
(31)	Such options vest in increments of 1,250 shares each on April 28, 2000, 2001, 2002 and 2003.
Option Grants in Last Fiscal Year
The following table provides information on grants of options to the Named Executive Officers in 2000.

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
	--------------------------------------------------------------------------------------------				---------------------------------
Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price	Expiration Date	5%	10%
-------------------------------------------	--------------------------------------------------------------------------------------------				---------------------------------
Wilbur G. Meinen, Jr.	30,000	27.90%	$11.00	7/26/10	$207,535	$525,935
Wilbur G. Meinen, Jr.	3,000	2.80%	$11.00	7/26/10	$20,754	$52,594
Wilbur G. Meinen, Jr.	3,000	2.80%	$12.00	8/23/10	$22,640	$57,375
Kurt C. Felde	10,000	9.30%	$11.38	9/29/10	$71,537	$181,288
Christa N. Calabrese	7,500	7.00%	$11.38	9/29/10	$53,653	$135,966
Craig J. Love	10,000	9.30%	$11.38	9/29/10	$71,537	$181,288
Laurie K. Breitenstein	12,000	11.20%	$11.38	9/29/10	$85,844	$217,546

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values
The following table provides information on the value of any options held by the Named Executive Officers at December 31, 2000. No Named Executive Officer exercised any options in 2000.

	Shares		Number of Unexercised Options at December 31, 2000		Value of Unexercised In the Money Options at December 31, 2000
	Acquired	Value	--------------------------------------------		-------------------------------------------------
Name	on Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
---------------------------------------	---------------	---------------	--------------------	--------------------	--------------------	------------------
Wilbur G. Meinen	-	-	42,375	18,625	$37,688	$7,813
Kurt C. Felde	-	-	6,500	11,500	$750	$7,000
Christa N. Calabrese	-	-	5,000	12,500	-	$4,688
Craig J. Love	-	-	2,500	17,500	$2,419	$13,506
Laurie K. Breitenstein	-	-	1,250	15,750	$2,344	$14,531
Compensation of Directors

        Non-employee directors of the Company are paid (i) an annual retainer of $18,000, plus (ii) $500 for attending Board of Directors meetings; and (iii) $300 for attending any meeting of a Committee of the Board of Directors.  In addition, the Company reimburses all of its directors for all travel-related expenses incurred in connection with their activities as directors.  Norman D. Rich receives an additional $10,000 annually for serving as Chairman of the Audit Committee and Avrom H. Goldfeder receives an additional $5,000 annually for serving as Chairman of the Compensation Committee.

        In addition, the Company awards options to purchase 5,000 shares to each new director of the Company, and options to purchase 3,000 shares of common stock each year thereafter to each continuing director of the Company.

Employment Agreements

        Wilbur G. Meinen, Jr. entered into an employment agreement with the Bank, effective December 16, 1998.  The agreement provides for an annual base salary in an amount not less than Mr. Meinen's then current salary and a term of three years.  In addition to base salary, Mr. Meinen is entitled to receive an annual bonus in an amount determined by the Compensation Committee and is also entitled to participate in and receive benefits under any employee insurance and fringe benefit programs that may have been established by the Bank for its employees or senior executive officers, to reimbursement for reasonable expenses incurred in the performance of his duties and to the use of a Bank automobile.  Mr. Meinen's agreement also provided for his receipt of 8,000 restricted shares and options to purchase 25,000 shares, the terms of which are described in the Summary Compensation Table above.  On July 26, 2000 Mr. Meinen's employment agreement was modified to (i) accelerate the vesting of all previously received restricted shares to December 31, 2000, (ii) grant an additional 33,000 stock options as more fully described in Option Grants in Last Fiscal Year, (iii) entitle Mr. Meinen to all annual director option grants, (iv) extend the term of the agreement to December 16, 2002, (v) provide for the purchase of life insurance by the Company for Mr. Meinen subject to a split dollar agreement and (vi) provide for a key man term life insurance policy.

        Kurt C. Felde, Christa N. Calabrese, Craig J. Love and Laurie K. Breitenstein entered into employment agreements with the Bank, effective July 31, 2000, August 1, 1998, May 5, 1999 and April 18, 1999, respectively, which provide for an annual base salary in an amount not less than each individual's then current salary and a term of three years.  In addition to base salary, all are entitled to receive an annual bonus in an amount determined by the Compensation Committee and are also entitled to participate in and receive benefits under any employee insurance and fringe benefit programs that may have been established by the Bank for its employees or senior executive officers, to reimbursement for reasonable expenses incurred in the performance of their duties and to the use of a Bank automobile.

        Each of the agreements state that the Bank will continue to pay to each of the Named Executive Officers his/her salary, bonus (if any has been earned and is due) and benefits for the duration for the term of the agreement after the termination of employment by reason of the Bank's breach of the agreement or otherwise, except for a termination by reason of the respective employee's negligence or misconduct or death or disability.  Each such agreement further provides that upon a change of control of the Bank or the Company (as defined in the agreements to include certain sales, transfers or dispositions of shares of stock or assets of the Bank), each employee is entitled to receive a lump sum payment in an amount not to exceed two times base salary with respect to Mr. Meinen and Ms. Calabrese and one times base salary with respect to Mr. Felde, Mr. Love and Ms. Breitenstein.  Finally, Mr. Meinen's agreement restricts him from competing with, or soliciting employees or customers of, the Bank and the Company for a period of 12 months following the termination or expiration of his employment and the Felde, Calabrese, Love and Breitenstein agreements similarly restrict these officers for a period of six months following the termination or expiration of their employment.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

        The Compensation Committee of the Board of Directors, which is comprised of three non-employee directors (the "Committee"), established the general compensation policies of the Company, determined specific compensation levels for the Company's executive officers and administered the Company's compensation plans in 2000.  The Committee has issued its report, presented below, documenting the various components of the Company's executive officer compensation programs and describing the basis for 2000 compensation levels.

2000 Compensation Philosophy

        It is the philosophy of the Company to link executive compensation to achievement, initiative, performance and teamwork.  Compensation determined in accordance with these characteristics is essentially merit-based and is not significantly impacted by the length of time an officer has served the Company.  By focusing on merit, the Committee members are confident that the Company will be able to attract, develop, reward and retain highly qualified and productive executive officers and to motivate its executive officers to achieve the goals of the Company's corporate strategic plan.  The Committee believes that its compensation philosophy is aligned with and supports the long-term interest of the Company: to improve corporate financial performance and to increase stockholder value.

        The Committee considered numerous factors, both qualitative and quantitative, in determining the level and composition of compensation for the Chief Executive Officer and other executive officers for 2000.  The Committee did not, however, apply specific quantitative formulas or guidelines in reviewing and approving compensation, although the Committee did follow the dictates of all employment agreements between the Bank and the executive officers.  Such employment agreements were specifically designed and adopted to assist the Bank and the Company in maintaining a stable and competent management base.  In analyzing compensation, the Committee instead recognized the importance of achievements that may be difficult to quantify, such as successful supervision and assistance with major projects.

        In addition, in order to determine appropriate compensation levels for both incumbent and newly hired executive officers, the Committee utilized independently prepared financial institution compensation surveys.

Compensation Program Components

        The Committee reviews each executive officer's base salary annually.  Executive officers received salary increases in 2000 which were principally intended to reflect individual performance in 1999, including increases in responsibilities, but also, to a lesser extent, the Company's performance both as compared to the preceding fiscal year and within its industry.  The Committee also evaluates other factors, such as background, experience and scope of accountability in determining the appropriate salary level for each executive officer.  The Committee, by design, strives to pay executive officers salaries in line with competitive market levels in the financial institution industry.  Cash bonuses were awarded to executive officers, at the end of 2000 based upon each officer's performance in accomplishing strategic objectives.

        The Company's executive officers are also eligible for stock option grants as determined by the Committee in accordance with the 1995 Stock Option Plan and the 1999 Stock Option Plan.  Each of these Plans provides for discretionary option awards based on both overall performance of the Company and individual performance by executive officers in order to align the interests of the Company's stockholders and such executive officers.  During 2000, 75,500 options were granted to executive officers of the Company.

Chief Executive Officer Compensation

        In December 1998, the Company hired Mr. Meinen as President and Chief Executive Officer.  In July 1999 Mr. Meinen was also named as Chairman of the Board of Directors of the Company.  Compensation for Mr. Meinen is based upon an annual review by the Committee of an independent survey analysis which compares Mr. Meinen's compensation to an industry peer group.  Mr. Meinen's compensation package, which in 2000 included 36,000 option grants, has been designed to encourage overall company performance and increase stockholder value.  In the review process, the Committee also considers the overall performance of the Company and Mr. Meinen's management practices.  As a result of such review, the annual bonus approved for Mr. Meinen for fiscal 2000 was $56,000, approximately 26.1% of his 2000 salary.

Compensation Committee
Avrom H. Goldfeder, Chairman Sherwin Koopmans Joseph A. Cari, Jr.

        The foregoing Compensation Committee Report shall not be deemed incorporated by reference by any general statement incorporating by reference this report on Form 10-K into any filing under the Securities Act of 1933 or the Exchange Act, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

STOCK PERFORMANCE GRAPH

        The following graph compares the cumulative total return on the Company's common stock with the cumulative total return on the NASDAQ-Total US Market Index and the SNL Midwest Bank Index for the period from October 21, 1997, the date of the initial public offering of the Company's common stock, to December 31, 1997, the end of the first fiscal year following such initial public offering, and the semi-annual periods from June 30, 1998 to December 31, 2000.  The graph assumes $100.00 was invested on October 21, 1997.  Cumulative total return assumes that dividends, if any, were reinvested.

	Period Ending
Index	10/21/97	12/31/97	06/30/98	12/31/98	06/30/99	12/31/99	06/30/00	12/31/00
Success Bancshares, Inc.	$ 100.00	$ 90.91	$ 90.91	$ 74.38	$ 71.07	$ 66.12	$ 71.90	$ 79.34
NASDAQ - Total US*	100.00	91.94	110.57	129.65	159.06	240.94	235.10	144.97
SNL Midwest Bank Index	100.00	110.54	117.07	117.57	122.01	92.38	81.14	111.87

*Source: CRSP, Center for Research in Security Prices, Graduate School of Business, The University of Chicago 2001.
Used with permission. All rights reserved. crsp.com.

        Although the graph would normally be provided for a five-year period under the rules promulgated by the SEC, the Company's common stock has only been publicly traded since October 21, 1997.  The Company does not believe that the comparative performance of its common stock over such a short period of time is necessarily a meaningful measure of the Company's total performance and indicative of the Company's potential future stockholder return, if any.

ITEM 12.	SECURITY-OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth information with respect to the beneficial ownership of the Company's common stock as of April 9, 2001 by (i) each person or entity known by the Company to be the beneficial owner of more than 5% of its outstanding common stock, (ii) each named Executive Officer, (iii) each director and (iv) all the directors and executive officers of the Company as a group.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned		Percent of Class
---------------------------------------------------------------	-------------------------------		---------------------------
Wilbur G. Meinen, Jr.	54,385	(2)	2.2%
Kurt C. Felde	7,471	(3)	*
Christa N. Calabrese	8,594	(4)	*
Craig J. Love	3,750	(5)	*
Laurie K. Breitenstein	2,772	(6)	*
Avrom H. Goldfeder	9,000	(7)	*
Sherwin Koopmans	9,000	(8)	*
Norman D. Rich	26,699	(9)	1.1%
Glen Wherfel	20,294	(10)	*
Joseph A. Cari, Jr.	-		*
George M. Ohlhausen (11)	248,806	(12)	10.2%
Jeffrey L. Gendell (13)	139,300	(14)	5.7%
Financial Institution Partners II, L.P. (15)	250,850	(16)	10.3%
Michael E. Kelly (17)	238,500	(18)	9.8%
All directors and executive officers
as a group (11 persons)	148,332	(19)	5.8%

*  Less than 1%

-------------------------------------------------------
(1)	The address of each person listed above, unless noted otherwise in the footnotes, is c/o Success Bancshares, Inc., 100 Tri-State International, Suite 300, Lincolnshire, IL 60069-1499.

(2)	Includes 12,500 shares subject to currently exercisable options with an exercise price of $11.50 and 33,000 shares subject to currently exercisable options with an exercise price of $11.00 per share.

(3)

Mr. Felde shares voting and investment power over such shares with his spouse. Includes 5,000 shares subject to currently exercisable options with an exercise price of $14.00 per share and 1,500 shares subject to currently exercisable options with an exercise price of $11.50 per share.

(4)	Ms. Calabrese shares voting and investment power over 3,594 of such shares with her spouse. Includes 5,000 shares subject to currently exercisable options with an exercise price of $13.875 per share.

(5)

Includes 2,500 shares subject to currently exercisable options with an exercise price of $10.125 per share and 1,250 shares subject to currently exercisable options with an exercise price of $11.94 per share.

(6)	Includes 2,500 shares subject to currently exercisable options with an exercise price of $10.125 per share.

(7)

Includes 5,000 shares subject to currently exercisable options with an exercise price of $14.50 per share and 3,000 shares subject to currently exercisable options with an exercise price of $10.75 per share.

(8)

Mr. Koopmans shares voting and investment power over 1,000 of such shares with his spouse. Includes 5,000 shares subject to currently exercisable options with an exercise price of $14.50 per share and 3,000 shares subject to currently exercisable options with an exercise price of $10.75 per share.

(9)

Includes 3,896 shares held in trust with respect to which Mr. Rich's spouse has voting and dispositive power and 2,210 shares beneficially owned by Mr. Rich's spouse. Also includes 5,000 shares subject to currently exercisable options with an exercise price of $14.50 per share and 3,000 shares subject to currently exercisable options with an exercise price of $10.75 per share.

(10)

Includes 5,100 shares beneficially owned by Mr. Wherfel's spouse and 5,494 shares held by a pension plan with respect to which Mr. Wherfel has sole voting and dispositive power. Also includes 5,000 shares subject to currently exercisable options with an exercise price of $14.50 per share and 3,000 shares subject to currently exercisable options with an exercise price of $10.75 per share.

(11)	Mr. Ohlhausen's address is 9801 Gross Point Road, Skokie, IL 60076.

(12)

Includes 108,485 shares held in trust with respect to which Mr. Ohlhausen has sole voting and dispositive power, 41,275 shares held in an individual retirement account with respect to which Mr. Ohlhausen has sole voting and dispositive power and 68,000 shares held in trust with respect to which Mr. Ohlhausen shares voting and dispositive power with his spouse.

(13)	Mr. Gendell's address is 200 Park Avenue, Suite 3900, New York, New York 10166.

(14)

Includes 139,300 shares with respect to which Mr. Gendell shares voting and dispositive power with Tontine Financial Partners, L.P. and Tontine Management, L.L.C. Mr. Gendell and each of such entities are a "group" as defined in Section13(d)(3) of the Exchange Act.

(15)	The address of Financial Institution Partners II, L.P. is 1629 Colonial Parkway, Inverness, IL 60067.

(16)

Includes 238,850 shares with respect to which Financial Institution Partners II, L.P. shares voting and dispositive power with Hovde Capital, L.L.C., Eric D. Hovde and Steven D. Hovde. Additionally, Eric D. Hovde owns 12,000 shares with sole voting and dispositive powers. Financial Institution Partners II, L.P. and each of such individuals or entities are a "group" as defined in Section 13(d)(3) of the Exchange Act.

(17)	Mr. Kelly's address is 11 West Madison Street, Oak Park, IL 60302.

(18)	Mr. Kelly has sole voting and dispositive power with respect to these shares.

(19)	Includes an aggregate of 100,750 currently exercisable options with exercise prices ranging from $10.125 to $14.50.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        From time to time, the Bank makes loans and extends credit to certain of the Company's and/or the Bank's officers and directors and to certain companies affiliated with such persons.  In the opinion of the Company, all of such loans and extensions of credit have been made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other third parties, and have not involved more than the normal risk of collectibility or presented other favorable features.  At December 31, 2000, an aggregate of $1.7 million of loans and extensions of credit were outstanding to certain officers and directors of the Company and/or the Bank and to certain companies affiliated with such persons.

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Success Bancshares, Inc.

By: Wilbur G. Meinen, Jr.	/s/ Wilbur G. Meinen, Jr.	April 27, 2001
	------------------------------------------------------------- President /Chief Executive Officer	_________________ (Dated)

Kurt C. Felde	/s/ Kurt C. Felde	April 27, 2001
	------------------------------------------------------------- Executive Vice President / Chief Financial Officer	_________________ (Dated)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Wilbur G. Meinen, Jr.	/s/ Wilbur G. Meinen, Jr.	April 27, 2001
	------------------------------------------------------------- Director	-------------------------- (Dated)

Avrom H. Goldfeder	/s/ Avrom H. Goldfeder	April 27, 2001
	------------------------------------------------------------- Director	-------------------------- (Dated)

Glen R. Wherfel	/s/ Glen R. Wherfel	April 27, 2001
	------------------------------------------------------------- Director	-------------------------- (Dated)

Sherwin Koopmans	/s/ Sherwin Koopmans	April 27, 2001
	------------------------------------------------------------- Director	-------------------------- (Dated)

Norman D. Rich	/s/ Norman D. Rich	April 27, 2001
	------------------------------------------------------------- Director	-------------------------- (Dated)

Joseph A. Cari, Jr.	/s/ Joseph A. Cari, Jr.	April 27, 2001
	------------------------------------------------------------- Director	-------------------------- (Dated)