Form 10-Q
period 2001-03-31
SUCCESS BANCSHARES INC
filed 2001-05-14
CIK 1009569

U.S. Securities and Exchange Commission Washington, D.C. 20549
FORM 10-Q
[ x ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2001
[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________.

Commission File Number 0-23235

Success Bancshares, Inc. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3497644 (I.R.S. Employer Identification No.)
100 Tri-State International, Suite 300 P.O. Box 1499, Lincolnshire IL (Address of Principal Executive Offices)	60069 (Zip Code)
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

Yes [ x ]	No [ ]
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common stock: 2,439,180 shares, $0.001 par value, outstanding as of April 26, 2001.

Success Bancshares, Inc. and Subsidiaries Consolidated Balance Sheets March 31, 2001 and December 31, 2000 (Unaudited)
	March 31,	Dec. 31,
	2001	2000
-----------------------------------------------------------------------------------------------------------------------------------------------------------
	(In Thousands)
ASSETS
Cash and cash equivalents	$37,041	$63,114
Securities available-for-sale	38,534	35,366
Real estate loans held-for-sale	2,118	493
Loans, less allowance for loan losses of $5,161 at March 31, 2001
and $4,861 at December 31, 2000	495,635	480,711
Premises and equipment, net	9,249	9,438
Interest receivable	3,570	3,736
Other real estate owned	203	1,100
Other assets	5,773	7,363
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Total Assets	$592,123	$601,321
=========================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits	$61,063	$65,075
Non-interest bearing deposits	424,066	425,643
Interest bearing deposits	485,129	490,718
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Total deposits	2,500	2,500
Note Payable	53,918	53,987
Federal Home Loan Bank advances	-	1,717
Securities sold under repurchase agreements	389	1,475
Demand notes payable to U.S. Government	15,000	15,000
Trust preferred securities	4,846	6,546
Interest payable and other liabilities	561,782	571,943
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Total Liabilities

Shareholders' equity	-	-
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued
Common stock, $0.001 par value, 7,500,000 shares authorized,
At March 31, 2001: 3,074,326 shares issued and 2,439,180 shares outstanding	3	3
At December 31, 2000: 3,074,326 shares issued and 2,433,461 shares outstanding	25,399	25,399
Additional paid-in capital	11,123	10,467
Retained earnings	-6,617	-6,674
Treasury stock	-33	-33
Loans to Employee Stock Ownership Plan	466	216
Accumulated other comprehensive income	30,341	29,378
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity	$592,123	$601,321
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity
=========================================================================================
See accompanying notes to the Unaudited Consolidated Financial Statements

Success Bancshares, Inc. and Subsidiaries Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31,
	----------------------------------------------
	2001	2000
----------------------------------------------------------------------------------------------------------------------------------------------------------
	(In thousands, except per share data)
Interest income
Loans (including fee income)	$10,263	$8,948
Investment securities
Taxable	426	383
Exempt from federal income tax	117	134
Other interest income	411	2
----------------------------------------------------------------------------------------------------------------------------------------------------------
	11,217	9,467
Interest expense
Deposits	5,420	4,099
Note Payable	51	-
Federal Home Loan Bank advances	821	570
Other borrowings	29	142
Trust preferred securities	336	336
----------------------------------------------------------------------------------------------------------------------------------------------------------
	6,657	5,147
----------------------------------------------------------------------------------------------------------------------------------------------------------

Net interest income	4,560	4,320
Provision for loan losses	300	100
----------------------------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses	4,260	4,220

Other operating income
Service charges on deposit accounts	641	595
Gain on sale of loans	35	5
Gain on sale of fixed assets, net	-	53
Net credit card processing income	3	5
Other non-interest income	120	88
----------------------------------------------------------------------------------------------------------------------------------------------------------
	799	746

Other operating expense
Salaries and employee benefits	2,194	2,232
Occupancy and equipment expense	803	999
Data processing	201	210
Other non-interest expense	902	991
----------------------------------------------------------------------------------------------------------------------------------------------------------
	4,100	4,432
----------------------------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes	959	534

Income tax expense	301	139
----------------------------------------------------------------------------------------------------------------------------------------------------------
Net income	$658	$395
========================================================================================

Basic earnings per share	$0.27	$0.15
Diluted earnings per share	$0.27	$0.15

Success Bancshares, Inc. and Subsidiaries Consolidated Statements of Cash Flow Three Months Ended March 31, 2001 and 2000 (Unaudited)

	2001	2000
-------------------------------------------------------------------------------------------------------------------------------------------------------------
	(In thousands)
Net cash provided by operating activities	$47	$295

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	4,981	342
Purchases of available-for-sale securities	(8,194)	(96)
Net increase in loans	(15,434)	(22,923)
Proceeds from the sale of other real estate owned	1,100	-
Proceeds from sale of premises and equipment	-	482
Premises and equipment expenditures	(169)	(443)
-------------------------------------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities	(17,716)	(22,638)
-------------------------------------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Decrease in non-interest bearing deposits	(4,012)	(3,923)
(Decrease) increase in interest bearing deposits	(1,557)	29,111
Decrease in demand notes payable to U.S. Government	(1,086)	(1,799)
Decrease in securities sold under agreements to repurchase	(1,717)	(1,041)
Net decrease in Federal Home Loan Bank advances	(69)	(10,563)
Increase in federal funds purchased	-	7,000
Purchase of common stock for treasury	-	(1,123)
Proceeds from issuance of treasury stock	57	56
-------------------------------------------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities	(8,404)	17,718
-------------------------------------------------------------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents	(26,073)	(4,625)

Cash and cash equivalents at beginning of period	63,114	17,057
-------------------------------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period	$37,041	$12,432
=========================================================================================
See accompanying notes to the Unaudited Consolidated Financial Statements

NOTE 1:	Basis of Presentation

The financial information of Success Bancshares, Inc. and subsidiaries (the Company) included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.  The interim financial statements should be read in conjunction with the Company's Annual Report, Form 10-K and Form 10-K/A and Form 10-K/A for the period ended December 31, 2000.  The results of the interim period ended March 31, 2001 are not necessarily indicative of the results expected for the year ending December 31, 2001.

NOTE 2:	Earnings Per Share

Basic earnings per share (EPS) excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

The following table summarizes the computation of earnings per share for the periods indicated:

	For the Three Months Ended March 31,
	-----------------------------------------------------------------------------------------------------------------------
	2001			2000
	--------------------------------------------------------			--------------------------------------------------------
	Income	Share	Per-Share	Income	Share	Per-Share
	(Numberator)	(Denominator)	Amount	(Numberator)	(Denominator)	Amount
	--------------------------------------------------------			--------------------------------------------------------
	(In thousands, except per share amounts)
Basic EPS
Income available to common shareholders	$658	2,439	$0.27	$395	2,686	$0.15
Effect of Dilutive Securities
Options	-	26		-	-
Diluted EPS
Income available to common stockholders
and assumed conversions	$658	2,465	$0.27	$395	2,686	$0.15
	=============================================================

NOTE 3:	Comprehensive Income

For the three month period ended March 31, 2001, accumulated other comprehensive income increased $250 thousand.  For the comparable period in 2000, accumulated other comprehensive income decreased $107 thousand.

NOTE 4:	Trust Preferred Securities

On May 19, 1998, the Company issued $15 million of Trust Preferred Securities ("Securities") through Success Capital Trust I ("Trust"), a statutory business trust and wholly owned subsidiary of the Company.  The Securities pay cumulative cash distributions quarterly at an annual rate of 8.95%.  Proceeds from the sale of the Securities were invested by the Trust in 8.95% Junior Subordinated Deferrable Interest Debentures issued by the Company which represents all of the assets of the Trust.  The Securities are subject to mandatory redemption, in whole or in part, upon repayment of the Junior Subordinated Debentures at the stated maturity or their earlier redemption, in each case at a redemption price equal to the aggregate liquidation preference of the Securities plus any accumulated and unpaid distributions thereon to the date of redemption.  Prior redemption is permitted under certain circumstances such as changes in tax and investment company regulations.  The Company fully and unconditionally guarantees the Securities through the combined operation of the debentures and other related documents.  The Company's obligations under the guarantee are unsecured and subordinate to senior and subordinated indebtedness of the Bank.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
General

The Company's principal business is conducted by its wholly owned subsidiary, Success National Bank (the "Bank"), a full service community bank.  The Bank is headquartered in Lincolnshire, Illinois located approximately 35 miles north of downtown Chicago, and, in addition to its headquarters, currently has seven branch offices.  These banking facilities are located in Deerfield, Libertyville (2), Lincolnwood, Chicago/Lincoln Park, Lincolnshire and Northbrook.

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

Results of Operations

Net income for the quarter ended March 31, 2001 was $658 thousand, an increase of $263 thousand or 66.6% from the net income of $395 thousand for the comparable quarter in 2000.  On a per share basis, earnings increased to $0.27 per diluted share for the first quarter of 2001, or 80.0%, from $0.15 per diluted share for the 2000 quarter.

Net Interest Income

The major source of earnings for the Company is net interest income.  The related net interest margin represents the net interest income expressed as a percentage of average interest earning assets during the period.  The following table sets forth information relating to the Company's consolidated average balance sheets, interest income and interest expense, and reflects the average yield on assets and cost of liabilities for the three-month periods ended March 31, 2001 and 2000.  The yields and costs include adjustments for accretion and amortization of deferred fees and costs.

	Three Months Ended March 31,
	-----------------------------------------------------------------------------------------------
	2001			2000
	---------------------------------------------			-------------------------------------------
	Average	Interest	Average	Average	Interest	Average
Assets	Balance	Expense	Rate	Balance	Expense	Rage
--------------------------------------------------------------------------------------------------------------------------------------------------------------
	(Dollars in thousands)
Loans (1) & (2)	$492,048	$10,314	8.38%	$438,421	$8,985	8.20%
Taxable investment securities	26,844	426	6.35%	24,887	383	6.16%
Investment securities exempt from
Federal income tax (1)	9,645	177	7.34%	11,138	203	7.29%
Interest bearing deposits with
financial institutions	1,544	21	5.44%	106	2	7.55%
Other interest earning assets	27,735	390	5.62%	-	-	-%
--------------------------------------------------------------------------------------------------------------------------------------------------------------
Total interest earning assets	$557,816	$11,328	8.12%	$474,552	$9,573	8.07%
Non-interest earning assets	29,669			29,274
--------------------------------------------------------------------------------------------------------------------------------------------------------------
Total assets	$587,485			$503,826
==========================================================================================

Liabilities & Shareholders' Equity
--------------------------------------------------------------------------------------------------------------------------------------------------------------
Deposits:
NOW & money market accounts	$225,131	$2,506	4.45%	$182,093	$1,954	4.29%
Savings deposits	20,399	95	1.86%	22,266	105	1.89%
Time deposits	174,696	2,819	6.45%	142,735	2,040	5.72%
Note payable	2,500	51	8.16%	-	-	-%
Other borrowings	71,491	1,186	6.64%	66,313	1,048	6.32%
--------------------------------------------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities	494,217	6,657	5.39%	413,407	5,147	4.98%
Demand deposits - non-interest bearing	58,776			57,081
Other non-interest bearing liabilities	4,814			3,016
Shareholders' equity	29,678			30,322
--------------------------------------------------------------------------------------------------------------------------------------------------------------
Total liabilities & shareholders' equity	$587,485			$503,826
==========================================================================================
Net Interest Income		$4,671			$4,426
==========================================================================================
Net Yield on Interest Earning Assets			3.35%			3.73%
==========================================================================================
------------------------------------------------------
(1)	Tax-exempt income reflected on a fully tax equivalent basis utilizing a 34% rate for all years presented.
(2)	Non-accrual loans are included in average loans.

Net interest income for the quarter ended March 31, 2001 was $4.6 million, an increase of $240 thousand, or 5.6% over the $4.3 million recorded for the comparable period in 2000.  The Company's net interest margin for the current quarter was 3.35% as compared to 3.73% for the quarter ended March 31, 2000 and 3.58% for the quarter ended December 31, 2000.  The Company's net interest margin for 2000 was 3.70%.  The deterioration in the Company's net interest margin during the past 12 to 18 months is largely due to the impact of increasing rates, as experienced in late 1999 and early 2000, in light of the Company's one-year negative gap.  Management has reduced interest rate sensitivity by improving the Company's one-year gap position from negative 18.0% at December 31, 1999 to negative 5.7% at March 31, 2001.  This was primarily accomplished through the use of indexed loan and deposit products.   Management anticipates that the market interest rate decreases experienced during the quarter ended March 31, 2001 will have a positive impact on the Company's net interest margin during the third and fourth quarters of 2001.

The following table represents a reconciliation of the change in fully tax equivalent net interest income from the comparable period in 2000.
(In thousands)
--------------------
Fully tax equivalent net interest income for the three months ended March 31, 2000	$4,426
Change due to fluctuations in volume of average interest earning assets	98
Change due to interest rate fluctuations	147
---------------------------------------------------------------------------------------------------------------------------------------------------------------
Fully tax equivalent net interest income for the three months ended March 31, 2001	$4,761
============================================================================================

Other Operating Income

Total other operating income was $799 thousand for the quarter ended March 31, 2001 as compared to $746 thousand for the comparable quarter in 2000.  Service charges on deposit accounts were $641 thousand, an increase of $46 thousand or 7.7% from $595 thousand reported for the comparable quarter in 2000.  For the quarter, other noninterest income was $120 thousand, an increase of $32 thousand from the $88 thousand recorded during the comparable period in 2000.

Other Operating Expenses

Total other operating expenses were $4.1 million for the three months ended March 31, 2001 compared with $4.4 million for the first quarter of 2000.  Salaries and benefits expense decreased $38 thousand, or 1.7%, to $2.2 million for the current quarter as compared to the same period in 2000.  Occupancy expenses decreased $196 thousand, or 19.6%, to $803 thousand for the quarter ended March 31, 2001 versus the comparable period in 2000.  The decrease in occupancy expense is due primarily to the closures of three branch offices in 2000 and the disposition of one unopened branch site under lease in 2000.  Other noninterest expense decreased $89 thousand, or 9.0%, to $902 thousand from the $991 thousand reported for the comparable period in 2000.

Financial Condition
Loans

The loan portfolio is the largest category of the Company's interest earning assets.  At March 31, 2001, total loans were $500.8 million, an increase of $15.2 million, or 3.1% from the $485.6 million at December 31, 2000.  As the table below indicates, the growth in the loan portfolio is primarily attributable to growth in real estate mortgages, which increased $14.3 million, or 5.8%, compared to $247.8 million at December 31, 2000.  Of the $262.2 million in real estate mortgages reported at March 31, 2001 approximately $183.5 million, or 70.0%, were classified as commercial real estate loans.

The following table sets forth the composition of the loan portfolio at the dates indicated:

	March 31, 2001		December 31, 2000
	------------------------------------------------------------
		% of		% of
	Amount	Portfolio	Amount	Portfolio
	------------------------------------------------------------
	(Dollars in thousands)
Commercial	$124,821	24.92%	$123,422	25.42%
Real estate - construction	32,520	6.49%	30,843	6.35%
Real estate - mortgage	262,156	52.35%	247,840	51.04%
Home equity	78,819	15.74%	80,498	16.58%
Installment	2,138	0.43%	2,603	0.54%
Credit cards	334	0.07%	350	0.07%
-------------------------------------------------------------------------------------------------------------------------------------------------------------
Total gross loans	500,788	100.00%	485,556	100.00%
		-----------		-----------
Net deferred loan fees	156		171
Unaccreted discount resulting from loss on transfer of loans
from held-for-sale to portfolio	(148)		(155)
---------------------------------------------------------------------------------------------------------------			-----------------
Loans net of unearned discount and net deferred loan fees	500,796		485,572
Allowance for loan losses	(5,161)		(4,861)
---------------------------------------------------------------------------------------------------------------			-----------------
Net loans	$495,635		$480,711
================================================================			==========
Allowance for loan losses to total loans	1.03%		1.00%
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

	March 31, 2001	December 31, 2000
	-----------------------------------------------------------------
Non-performing loans:
Non-accrual	$7,415	$1,948
90 days or more past due, still accruing	-	-
Restructured	-	-
-------------------------------------------------------------------------------------------------------------------------------------------------------------
Total non-performing loans	7,415	1,948
Other real estate owned	203	1,100
-------------------------------------------------------------------------------------------------------------------------------------------------------------
Total non-performing assets	$7,618	$3,048
==========================================================================================
Non-performing loans to loans, net of unearned discount
and net deferred loan fees	1.48%	0.40%
==========================================================================================

Non-performing loans to allowance for loan losses	143.67%	40.07%
=========================================================================================

The net increase in non-accrual loans of $5.5 million from December 31, 2000 to March 31, 2001 resulted primarily from the classification of two additional loans with aggregate balances of $6.2 million.  In late January 2001, the Company placed a $4.6 million loan on non-accrual status subsequent to receiving notification from the borrower that a material contract supporting the debt service payments had been cancelled.  Management reviewed different strategies open to the Company and has entered into a forbearance agreement which provides for the payment of interest beginning in April 2001 and the resumption of principal and interest payments in October 2001.  The second loan, with a balance of $1.6 million, was placed on non-accrual status during the quarter after having been classified as a potential problem loan at December 31, 2000.  In addition, during the quarter ended March 31, 2001, non-accrual loans in the amount of $740 thousand were repaid.

Potential Problem Loans

In addition to those loans disclosed under "Non-performing Loans," there are certain loans in the portfolio which management has identified, through its problem loan identification system, which exhibit a higher than normal credit risk.  Management's review of the total loan portfolio to identify loans where there is concern that the borrower will not be able to continue to satisfy present loan repayment terms includes considering factors such as the repayment history of individually significant loans, recent loss experience and current economic conditions.  Loans in this category include those that have general risk characteristics that the loan officer believes might jeopardize the future timely collection of principal and interest payments, such as loans of borrowers that have had recent adverse operating cash flow or balance sheet trends. The principal amount of loans in this category as of March 31, 2001 and December 31, 2000 was approximately $6.6 million and $9.1 million, respectively.  Of the eight loans classified as potential problem loans at December 31, 2000, one loan in the amount of $1.8 million was placed on non-accrual, one loan in the amount of $410 thousand was repaid and the remaining loans with a combined balance of $6.6 million are still considered potential problem loans.  At March 31, 2001, there were no significant loans which were classified by any bank regulatory agency as either non-performing or potential problem loans that are not included above.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level which management considers adequate to provide for potential future losses in the Company's loan portfolio.  The level of the allowance is based upon management's periodic and comprehensive evaluation of the loan portfolio.  Management also considers reports of examination furnished by Federal banking authorities in this regard.  The evaluations by management in assessing the adequacy of the allowance include consideration of past loan loss experience, changes in the composition of the loan portfolio, the volume and condition of loans outstanding and current market and economic conditions.  Loans are charged to the allowance for loan losses when deemed uncollectible by management, unless sufficient collateral exists to repay the loan.

The following table summarizes transactions in the allowance for loan losses for the periods indicated:

	Three Months Ended
	March 31,
	---------------------------------------------
	2001	2000
	---------------------------------------------
	(Dollars in Thousands)
Balance at beginning of period	$4,861	$4,269
Provision for loan losses	300	100
Recoveries on loans previously charged-off	15	1
Loans charged-off	(15)	(12)
-------------------------------------------------------------------------------------------------------------------------------------------------------------
Balance at end of period	5,161	4,358
==========================================================================================
Allowance as a % of total loans	1.03%	0.96%
==========================================================================================
Ratio of net charge-offs to average loans outstanding (annualized)	0.00%	0.01%
==========================================================================================

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

Deposits
The following table sets forth deposits at the periods indicated:

	March 31,	Percent of	December 31,	Percent of
	2001	Deposits	2000	Deposits
	--------------------------------------------------------------------------------------
	(Dollars in thousands)
NOW and money market accounts	$236,165	48.68%	$226,086	46.07%
Savings	20,221	4.17%	20,927	4.26%
Time	167,680	34.56%	178,630	36.40%
Demand	61,063	12.59%	65,075	13.26%
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Total	$485,129	100.00%	$490,718	100.00%
=========================================================================================

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

Quantitative measures established by Federal regulations to ensure capital adequacy require the Company and the Bank to maintain minimum ratios (set forth in the table below) of Tier I capital (as defined in the regulations) to total average assets (as defined in the regulations).  As of March 31, 2001, the Company's actual total capital to risk-weighted assets ratio was 10.80%.  As of March 31, 2001, the ratio of the Bank's total capital to risk-weighted assets was 11.01% indicating that the Bank is considered "well capitalized."

The required ratios and the Company's and Bank's actual ratios at March 31, 2001, are presented below:

					To be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	---------------------------		-------------------------		---------------------------
	Amounts	Ratio	Amounts	Ratio	Amounts	Ratio
	-------------	----------	-------------	--------	-------------	----------
	(Dollars in thousands)
Total Capital (to Risk Weighted Assets):
Consolidated	$50,036	10.80%	$37,079	8.00%	Not Applicable
Bank	50,850	11.01%	36,937	8.00%	$46,171	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	39,833	8.59%	18,539	4.00%	Not Applicable
Bank	45,689	9.90%	18,468	4.00%	27,703	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	39,833	6.78%	23,499	4.00%	Not Applicable
Bank	$45,689	7.80%	$23,441	4.00%	$29,301	5.00%

Operating, Investing and Financing Activities

Liquidity management at the Bank involves planning to meet anticipated funding needs at a reasonable cost.  Liquidity management is guided by policies formulated and monitored by the Company's senior management and the Bank's asset/liability committee, which take into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments.  The Bank's principal sources of funds are deposits, short-term borrowings and capital contributions by the Company.  Borrowings by the Bank from the Federal Reserve Bank of Chicago and Federal Home Loan Bank of Chicago provide additional available sources of liquidity.  The Company's primary source of liquidity is a line of credit secured by the common stock of the Bank.

The Bank's core deposits, the most stable source of liquidity for community banks due to the nature of long-term relationships generally established with depositors and the security of deposit insurance provided by the FDIC, are available to provide long-term liquidity.  At March 31, 2001 and December 31, 2000, 30.82% and 30.49%, respectively, of the Company's total assets were funded by NOW accounts and demand deposits.

Liquid assets refer to the Company's money market assets such as cash and due from banks, federal funds sold and interest-bearing time deposits with financial institutions, as well as securities available for sale and securities held-to-maturity with a remaining maturity less than one year.  Net liquid assets represent the sum of the liquid asset categories less the amount of assets pledged to secure public funds on deposit with the Bank.  As of March 31, 2001 and December 31, 2000, net liquid assets totaled approximately $45.7 million and $68.7 million, respectively.

The Company's cash flows are composed of three classifications:  cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities.  Net cash provided by operating activities consists primarily of earnings.  Net cash used in investing activities, consisting primarily of loan and investment funding, was $17.7 million at March 31, 2001 as compared to cash used of $22.6 million for the same period in 2000.  Net cash used in financing activities was $8.4 million at March 31, 2001 as compared to cash provided of $17.7 million at March 31, 2000.

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
Increases in loan delinquencies and write-offs;
Interest rate movements and their impact on customer behavior and the Company's net interest margin;
The impact of interest rate sensitivity restructuring activities;
The impact of repricing and competitors' pricing initiatives on loan and deposit products;
The Company's ability to adapt successfully to technological changes to meet customers' needs and developments in the marketplace;
Changes in levels and direction of problem loans and writeoffs;
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

In order to evaluate its asset/liability sensitivity, management employs a measurement tool which determines exposure to changes in interest rates by measuring the percentage change in net interest income over a one-year time horizon due to changes in rates.  Management measures such percentage change assuming an instantaneous permanent parallel shift in the yield curve of 100 and 200 basis points, both upward and downward.  The model uses an option-based pricing approach to estimate the sensitivity of mortgage loans.  The most significant embedded option in these types of assets is the prepayment option of the borrowers.  The model uses various prepayment assumptions depending upon the type of mortgage instrument (residential mortgages, commercial mortgages, mortgage-backed securities, etc.).  Prepayment rates for mortgage instruments ranged from 5 to 48 CPR (Constant Prepayment Rate) as of March 31, 2001 and December 31, 2000.

Utilizing this measurement concept, the interest rate risk of the Company, expressed as a percentage change in net interest income that would occur over a one-year time horizon due to certain assumed changes in interest rates, at March 31, 2001 and December 31, 2000, was as follows:

	Basis Point Change
	------------------------------------------------------------------------------
	+200	+100	-100	-200
	------------------------------------		------------------------------------
At March 31, 2001	(8.20%)	(4.10%)	2.70%	4.30%
At December 31, 2000	(4.60%)	(2.30%)	0.80%	0.70%

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

PART II:	OTHER INFORMATION
Item 1:	Legal Proceedings

The Company and the Bank are from time to time parties in various routine legal actions arising in the normal course of business.  Management believes that there is no proceeding threatened or pending against the Company or the Bank which, if determined adversely, would materially adversely affect the consolidated financial position or operations of the Company.

Item 6:	Exhibits and Reports on Form 8-K
(a) Exhibits
	Exhibits Number	Exhibit Title
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

(b) Reports on Form 8-K
Current Report on Form 8-K dated January 5, 2001 filed with the SEC on January 12, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Success Bancshares, Inc.
---------------------------------------------------------------
(Registrant)

May 11, 2001	/s/ Wilbur G. Meinen, Jr.
--------------------------------------------------	---------------------------------------------------------------
Date	Wilbur G. Meinen, Jr. Chairman, President & Chief Executive Officer

May 11, 2001	/s/ Kurt C. Felde
--------------------------------------------------	---------------------------------------------------------------
Date	Kurt C. Felde Executive Vice President, Chief Financial Officer

EXHIBIT INDEX
Exhibits Number	Exhibit Title
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