Form 10-Q
period 2001-06-30
SUCCESS BANCSHARES INC
filed 2001-08-14
CIK 1009569

U.S. Securities and Exchange Commission Washington, D.C. 20549
FORM 10-Q
[ x ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2001
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

Yes [ x ]	No [ ]
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as o the latest practicable date.
Common stock: 2,439,180 shares, $0.001 par value, outstanding as of July 26, 2001.

Success Bancshares, Inc. and Subsidiaries Consolidated Balance Sheets June 30, 2001 and December 31, 2000 (Unaudited)
	June 30,	Dec. 31,
	2001	2000
-----------------------------------------------------------------------------------------------------------------------------------------------------
	(In thousands)
ASSETS
Cash and cash equivalents	$28,644	$63,114
Securities available-for-sale	38,433	35,366
Real estate loans held-for-sale	1,519	493
Loans, less allowance for loan losses of $5,139 at June 30, 2001
and $4,861 at December 31, 2000	484,575	480,711
Premises and equipment, net	8,990	9,438
Interest receivable	3,399	3,736
Other real estate owned	-	1,100
Other assets	5,763	7,363
-----------------------------------------------------------------------------------------------------------------------------------------------------
Total Assets	$571,323	$601,321
========================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non-interest bearing deposits	$59,714	$65,075
Interest bearing deposits	401,723	425,643
-----------------------------------------------------------------------------------------------------------------------------------------------------
Total deposits	461,437	490,718
Note Payable	2,500	2,500
Federal Home Loan Bank advances	53,850	53,987
Securities sold under repurchase agreements	-	1,717
Demand notes payable to U.S. Government	2,900	1,475
Trust preferred securities	15,000	15,000
Interest payable and other liabilities	4,572	6,546
-----------------------------------------------------------------------------------------------------------------------------------------------------
Total Liabilities	540,259	571,943

Shareholders' equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued	-	-
Common stock, $0.001 par value, 7,500,000 shares authorized,
At June 30, 2001: 3,074,326 shares issued and 2,439,180 shares outstanding
At December 31, 2000: 3,074,326 shares issued and 2,433,461 shares
outstanding	3	3
Additional paid-in capital	25,399	25,399
Retained earnings	11,838	10,467
Treasury stock	-6,617	-6,674
Loans to Employee Stock Ownership Plan	-33	-33
Accumulated other comprehensive income	474	216
-----------------------------------------------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity	31,064	29,378
-----------------------------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity	$571,323	$601,321
========================================================================================

See accompanying notes to the Unaudited Consolidated Financial Statements

Success Bancshares, Inc. and Subsidiaries Consolidated Statements of Income Three and Six Months Ended June 30, 2001 and 2000 (Unaudited)
	3 Months Ended		6 Months Ended
	June 30,		June 30,
	------------------------------		-------------------------------
	2001	2000	2001	2000
-----------------------------------------------------------------------------------------------------------------------------------------------------------
	(In thousands, except per share data)
Interest income
Loans (including fee income)	$9,598	$9,809	$19,861	$18,757
Investment securities
Taxable	451	379	877	762
Exempt from federal income tax	115	133	232	267
Other interest income	188	-	599	2
-----------------------------------------------------------------------------------------------------------------------------------------------------------
	10,352	10,321	21,569	19,788
Interest expense
Deposits	4,757	4,643	10,177	8,742
Note payable	42	2	93	2
Federal Home Loan Bank advances	829	539	1,650	1,109
Other borrowings	9	232	38	374
Trust preferred securities	335	335	671	671
-----------------------------------------------------------------------------------------------------------------------------------------------------------
	5,972	5,751	12,629	10,898
-----------------------------------------------------------------------------------------------------------------------------------------------------------

Net interest income	4,380	4,570	8,940	8,890
Provision for loan losses	-	475	300	575
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses	4,380	4,095	8,640	8,315

Other operating income
Service charges on deposit accounts	602	675	1,243	1,270
Gain (loss) on sale of loans	75	-4	110	1
Gain on sale of fixed assets, net	-	-	-	53
Gain on sale of real estate owned	62	-	62	-
Net credit card processing income	3	-	6	5
Other non-interest income	76	81	196	169
-----------------------------------------------------------------------------------------------------------------------------------------------------------
	818	752	1,617	1,498

Other operating expense
Salaries and employee benefits	2,087	2,165	4,281	4,397
Occupancy and equipment expense	797	1,008	1,600	2,007
Data processing	218	217	419	427
Other non-interest expense	1,029	932	1,931	1,923
-----------------------------------------------------------------------------------------------------------------------------------------------------------
	4,131	4,322	8,231	8,754
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes	1,067	525	2,026	1,059

Income tax expense	351	131	652	270
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Net income	$716	$394	$1,374	$789
============================================================================================
Basic earnings per share	0.29	0.15	0.56	0.30
Diluted earnings per share	0.28	0.15	0.55	0.30

See accompanying notes to the Unaudited Consolidated Financial Statements

Success Bancshares, Inc. and Subsidiaries Consolidated Statements of Cash Flow Six Months Ended June 30, 2001 and 2000 (Unaudited)
	2001	2000
--------------------------------------------------------------------------------------------------------------------------------------------------------------------
	(In thousands)
Net cash provided by operating activities	$1,251	$1,382

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	9,541	2,099
Purchases of available-for-sale securities	-12,350	-96
Net increase in loans	-4,359	-42,160
Proceeds from the sale of other real estate owned	1,365	-
Proceeds from sale of premises and equipment	-	482
Premises and equipment expenditures	-265	-635
--------------------------------------------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities	-6,068	-40,310
--------------------------------------------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Decrease in non-interest bearing deposits	-5,361	-1,608
(Decrease) increase in interest bearing deposits	-23,920	47,223
Interest (decrease) in demand notes payable to U.S. Government	1,425	-671
Decrease in securities sold under agreements to repurchase	-1,717	-1,956
Net decrease in Federal Home Loan Bank advances	-137	-7,227
Increase in federal funds purchased	-	2,300
Increase in note payable	-	2,000
Purchase of common shares for treasury	-	-3,143
Proceeds from issuance of treasury shares	57	56
--------------------------------------------------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities	-29,653	36,974
--------------------------------------------------------------------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents	-34,470	-1,954

Cash and cash equivalents at beginning of period	63,114	17,057
--------------------------------------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period	$28,644	$15,103
================================================================================================

See accompanying notes to the Unaudited Consolidated Financial Statements
NOTE 1:	Basis of Presentation

The financial information of Success Bancshares, Inc. and subsidiaries (the Company) included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.    The interim financial statements should be read in conjunction with the Company's Annual Report, Form 10-K and Form 10-K/A for the period ended December 31, 2000.    The results of the interim period ended June 30, 2001 are not necessarily indicative of the results expected for the year ending December 31, 2001.

NOTE 2:	Earnings Per Share

Basic earnings per share (EPS) excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period.    Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

The following tables summarize the computation of earnings per share for the periods indicated:

	For the Three Months Ended June 30,
	-----------------------------------------------------------------------
	2001			2000
	--------------------------------------			--------------------------------------
	Income (Num.)	Share (Den.)	Per-Shr. Amt.	Income (Num.)	Share (Den.)	Per-Shr. Amt.
	-----------------------------------------------------------------------
	(In thousands, except per share amounts)
Basic EPS
Income available to common shareholders	$716	2,439	$0.29	$394	2,526	$0.15
Effect of Dilutive Securities
Options	-	62		-	1
	--------------------			--------------------
Diluted EPS
Income available to common shareholders
and assumed conversions	$716	2,501	$0.28	$394	2,527	$0.15
	===========================================

	For the Six Months Ended June 30,
	-----------------------------------------------------------------------
	2001			2000
	--------------------------------------			--------------------------------------
	Income (Num.)	Share (Den.)	Per-Shr. Amt.	Income (Num.)	Share (Den.)	Per-Shr. Amt.
	-----------------------------------------------------------------------
	(In thousands, except per share amounts)
Basic EPS
Income available to common shareholders	$1,374	2,439	$0.56	$789	2,605	$0.30
Effect of Dilutive Securities
Options	-	44		-	1
	--------------------			--------------------
Diluted EPS
Income available to common shareholders
and assumed conversions	$1,374	2,483	$0.55	$789	2,606	$0.30
	===========================================
NOTE 3:	Comprehensive Income

For the three and six month periods ended June 30, 2001, accumulated other comprehensive income increased $8 thousand and $258 thousand, respectively.    For the compariable periods in 2000, accumulated other comprehensive income increased $50 thousand and decreased $57 thousand, respectively.

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

NOTE 5:	Recent Accounting Developments

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" which established accounting and reporting standards requiring all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001 and, in addition, to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later.

Also in June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets" which addresses how acquired intangible assets should be accounted for in financial statements upon their acquisition, and also how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.    SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.    This Statement is required to be applied at the beginning of an entity's fiscal year and applies to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this Statement (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle.

There are two exceptions to the date at which this Statement becomes effective:

  Goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the nonamortization and amortization provisions of this Statement.

  The provisions of this Statement will not be applicable to goodwill and other intangible assets arising from combinations between mutual enterprises or to not-for-profit organizations until the FASB completes its deliberations with respect to application of the purchase method by those entities.

The Company has not quantified the impact of adopting this statement on its financial position or results of its operations.

On January 2, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities" as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The adoption of the standard did not have an impact on the consolidated financial statements of the Company.

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

Net interest income is dependent on the amounts and yields of interest earning assets as compared to the amounts of and rates paid on interest bearing liabilities.    Net interest income is sensitive to changes in market rates of interest and the Company's asset/liability management procedures in coping with such changes.    The provision for loan losses is dependent on increases in the loan portfolio, management's assessment of the collectibility of loans in the portfolio, as well as economic and market factors.    Other operating expenses are heavily influenced by the number of Bank branches, which impacts both salary and occupancy expenses.    Growth in the number of account relationships directly affects such expenses as data processing costs, supplies, postage and other miscellaneous expenses.

On May 21, 2001, the Company announced the signing of a definitive merger agreement providing for the sale of the Company to BankFinancial Corporation ("BankFinancial") at a price of $19.00 per share. The transaction, which is subject to regulatory and shareholder approval, is currently expected to close in the fourth quarter of 2001.

Results of Operations

Net income for the quarter ended June 30, 2001 was $716 thousand, an increase of $322 thousand or 81.7% from net income of $394 thousand for the comparable quarter in 2000.    On a per share basis, earnings increased to $0.28 per diluted share for the second quarter of 2001 from $0.15 per diluted share for thecomparable 2000 quarter.    For the six-month period ended June 30, 2001, net income was $1.4 million, an increase of $585 thousand or 74.1% from net income of $789 thousand reported for the comparable period in 2000.    Diluted earnings per share for the current six-month period was $0.55, an increase of $0.25 per diluted share or 83.3% over the $0.30 per diluted share reported for the comparable period of 2000.

Net Interest Income

The Company's major source of earnings is net interest income.    The related net interest margin represents the net interest income expressed as a percentage of average interest earning assets during the period.    The following table sets forth information relating to the Company's consolidated average balance sheets, interest income and interest expense, and reflects the average yield on assets and cost of liabilities for the six-month periods ended June 30, 2001 and 2000.    The yields and costs include adjustments for accretion and amortization of deferred fees and costs.

	Six Months Ended June 30,
	---------------------------------------------------------------------------------------------------
	2001			2000
	-------------------------------------------			-------------------------------------------
	Average Balance	Interest Income	Average Rate	Average Balance	Interest Income	Average Rate
-----------------------------------------------------------------------------------------------------------------------------------------------------------
	(Dollars in thousands)
Loans (1) (2)	$492,933	$19,962	8.10%	$450,908	$18,838	8.36%
Taxable investment securities	28,016	877	6.26%	24,646	762	6.18%
Investment securities exempt from
Federal income tax (1)	9,674	352	7.28%	10,852	405	7.46%
Interest bearing deposits with
financial institutions	1,972	45	4.56%	103	2	3.88%
Other interest earning assets	21,374	554	5.18%	-	-	-%
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Total interest earning assets	$553,969	$21,790	7.87%	$486,509	$20,007	8.22%
Non-interest earning assets	28,812			29,089
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Total assets	$582,781			$515,598
============================================================================================

Liabilities & Shareholders' Equity
----------------------------------------------------------------------------------------------------------------------------------------------------------
Deposits:
NOW & money market accounts	$230,613	$4,754	4.12%	$185,531	$4,038	4.35%
Savings deposits	20,693	194	1.88%	22,295	210	1.88%
Time deposits	163,989	5,229	6.38%	151,968	4,494	5.91%
Note payable	2,500	93	7.44%	55	2	7.27%
Other borrowings	70,735	2,359	6.67%	65,434	2,154	6.58%
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities	488,530	12,629	5.17%	425,283	10,898	5.13%
Demand deposits - non-interest bearing	59,362			57,493
Other non-interest bearing liabilities	4,805			3,157
Shareholders' equity	30,084			29,665
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Total liabilities & shareholders' equity	$582,781			$515,598
=========================================				=========
Net Interest Income		$9,161			$9,109
		=========			=========
Net Yield on Interest Earning Assets			3.31%			3.74%
			=======			=======
------------------------------------------------------------
(1)	Tax-exempt income reflected on a fully tax equivalent basis utilizing a 34% rate for all years presented.
(2)	Non-accrual loans are included in average loans.

Net interest income for the six months ended June 30, 2001 was $8.9 million, essentially the same as the amount recorded for the comparable period in 2000.    The Company's net interest margin for the six months ended June 30, 2001 was 3.31% as compared to 3.74% for the six months ended June 30, 2000.    The Company's net interest margin for fiscal 2000 was 3.70%.    The deterioration in the Company's net interest margin is largely due to the impact of decreasing interest rates.    While the Company currently has a slightly negative cumulative one-year gap position, which would have a favorable impact on the Company's net interest margin in a falling rate environment, the Company's gap position in the three to five month range is positive, resulting in a short-term deterioration in net interest margin.    To better manage the Company's interest rate sensitivity, management reduced the Company's one-year gap position from negative 18.0% at December 31, 1999 to negative 3.4% at June, 2001.    This was primarily accomplished through the use of indexed loan and deposit products.    Management anticipates that the market interest rate decreases experienced during 2001 will have a favorable impact on the Company's net interest margin during the third and fourth quarters of 2001.

The following table represents a reconciliation of the change in fully tax equivalent net interest income from the comparable period in 2000.

(In thousands)
---------------------
Fully tax equivalent net interest income for the six months ended June 30, 2000	$9,109
Change due to average interest earning assets and interest bearing liabilities fluctuations	260
Change due to interest rate fluctuations	-207
---------------------------------------------------------------------------------------------------------------------------------------------------
Fully tax equivalent net interest income for the six months ended June 30, 2001	$9,162
=======================================================================================

Other Operating Income

For the six-month period ended June 30, 2001 other operating income was $1.6 million, an increase of $119 thousand, or 7.9% over the $1.5 million reported for the comparable period in 2000.    For the six-month period ended June 30, 2001, service charges on deposit accounts amounted to $1.2 million, a slight decrease over the comparable period in 2000.    Additionally, for the six-month period ended June 30, 2001 the gain on the sale of residential one-to-four family loans was $110 thousand versus a gain of $1 thousand for the comparable period in 2000 reflecting increased loan volumes.    For the six-month period ended June 30, 2001, other noninterest income was $196 thousand versus $169 thousand for the comparable period in 2000, an increase of $27 thousand.

Other Operating Expenses

Other operating expenses were $4.1 million for the quarter ended June 30, 2001, a decrease of $191 thousand or 4.4% as compared with $4.3 million for the same quarter in 2000.    Salaries and benefits expense decreased $78 thousand, or 3.6%, to $2.1 million for the current quarter as compared to the same period in 2000, reflecting reduced staffing levels related to the branch closings in 2000.    Occupancy expense decreased $211 thousand, or 20.9%, to $797 thousand for the quarter ended June 30, 2001 versus the comparable period in 2000.    For the six-month period ended June 30, 2001, other operating expenses were $8.2 million, a decrease of $523 thousand, or 6.0%, over the $8.8 million recorded for the comparable period in 2000.    Salaries and benefits expense was $4.3 million for the six-month period ended June 30, 2001, a decrease of $116 thousand or 2.6% over the comparable period in 2000 due to reduced staffing levels related to the branch closings in 2000.    Occupancy expense decreased $407 thousand, or 20.3%, to $1.6 million for the six-month period ended June 30, 2001 versus the comparable period in 2000.    The decrease in occupancy expense is due, in part, to the recognition in 2000 of rental and utility charges associated with the closing of the Company's Chicago Loop, Lincolnwood Mall and Skokie branches.

Financial Condition
Loans

The loan portfolio is the largest category of the Company's interest earning assets.    At June 30, 2001, total loans were $489.7 million, an increase of $4.1 million, or 0.8% from total loans of $485.6 million at December 31, 2000.    As the table below indicates, the growth in the loan portfolio is primarily attributable to growth in real estate mortgages, which increased $14.3 million, or 5.8%, to $262.2 million, compared to $247.8 million at December 31, 2000.    Of the $262.2 million in real estate mortgages reported at June 30, 2001 approximately $187.6 million, or 71.5%, were classified as commercial real estate loans.    At June 30, 2001 commercial loans were $113.7 million, a decrease of $9.7 million, or 7.9%, from $123.4 million at December 31, 2000.    The decrease in commercial loan balances is primarily attributed to the unanticipated payoff of three loans.

The following table sets forth the composition of the loan portfolio at the dates indicated:
	June 30, 2001		December 31, 2000
	--------------------------------		--------------------------------
	Amount	Percent of Portfolio	Amount	Percent of Portfolio
	--------------------------------		--------------------------------
	(Dollars in thousands)
Commercial	$113,728	23.22%	$123,422	25.42%
Real estate - construction	35,459	7.24%	30,843	6.35%
Real estate - mortgage	262,170	53.55%	247,840	51.04%
Home equity	74,996	15.31%	80,498	16.58%
Installment	2,289	0.47%	2,603	0.54%
Credit cards	1,048	0.21%	350	0.07%
-------------------------------------------------------------------------------------------------------------------------------------------------------------
Total gross loans	489,690	100.00%	485,556	100.00%
		==========		==========
Net deferred loan fees	163		171
Unaccreted discount resulting from loss on transfer of loans
from held-for-sale to portfolio	-139		-155
-------------------------------------------------------------------------------------------------------			----------------
Loans net of unearned discount and net deferred loan fees	489,714		485,572
Allowance for loan losses	-5,139		-4,861
-------------------------------------------------------------------------------------------------------			----------------
Net loans	$484,575		$480,711
=============================================================			==========

Allowance to gross loans	1.05%		1.00%
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

	June 30, 2001	December 31, 2000
	----------------------------------------------------
	(Dollars in thousands)
Non-performing loans:
Non-accrual	$7,295	$1,948
90 days or more past due, still accruing	2,150	-
Restructured	-	-
----------------------------------------------------------------------------------------------------------------------------------
Total non-performing loans	9,445	1,948
Other real estate owned	-	1,100
----------------------------------------------------------------------------------------------------------------------------------
Total non-performing assets	$9,445	$3,048
=============================================================================
Non-performing loans to loans, net of unearned discount
and net deferred loan fees	1.93%	0.40%
=============================================================================
Non-performing loans to allowance for loan losses	183.79%	40.07%
=============================================================================

The net increase in non-accrual loans of $5.3 million from December 31, 2000 to June 30, 2001 resulted primarily from the classification of two additional loans with aggregate balances of $6.2 million.    In late January 2001, the Company placed a $4.6 million loan on non-accrual status subsequent to receiving notification from the borrower that a material contract supporting the debt service payments had been cancelled.    Management reviewed different strategies available to the Company and entered into a forbearance agreement with the borrower which provided for the payment of interest beginning in April 2001 and the resumption of principal and interest payments in October 2001.    All interest payments have been received on a timely basis and have been applied against the outstanding principal balance.    The second loan, with a balance of $1.6 million, was placed on non-accrual status during the quarter ended March 31, 2001 after having been classified as a potential problem loan at December 31, 2000.    The Company and the borrower have entered into a formal forbearance agreement which provides for monthly payments.    All required payments have been received on a timely basis and have been applied against the outstanding principal balance.    In addition, during the current quarter other net non-accrual loan balances were reduced by $120 thousand.

Potential Problem Loans

In addition to those loans disclosed under "Non-performing Loans," there are certain loans in the portfolio which management has identified, through its problem loan identification system, which exhibit a higher than normal credit risk.    Management's review of the total loan portfolio to identify loans where there is concern that the borrower will likely not be able to continue to satisfy present loan repayment terms includes considering factors such as the repayment history of individually significant loans, recent loss experience and current economic conditions.    Loans in this category include those that have general risk characteristics that the loan officer believes might jeopardize the future timely collection of principal and interest payments, such as loans of borrowers that have had recent adverse operating cash flow or balance sheet trends. The principal amount of loans in this category as of June 30, 2001 and December 31, 2000 was approximately $7.2 million and $9.1 million, respectively.    Of the eight loans classified as potential problem loans at December 31, 2000, one loan in the amount of $1.8 million was placed on non-accrual status, one loan in the amount of $410 thousand was repaid and the remaining loans with a combined balance of $6.5 million are still considered potential problem loans.    During the quarter ended June 30, 2001 three additional loans with aggregate balances of $718 thousand were added by management to this category of loans.    At June 30, 2001, there were no significant loans which were classified by any bank regulatory agency as either non-performing or potential problem loans that are not included above.

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

The following table summarizes transactions in the allowance for loan losses for the periods indicated:

Six Months Ended June 30,
-----------------------------------------------
2001		2000
-----------------------------------------------
(Dollars in thousands)
Balance at beginning of year	$4,861	$4,269
Provision for loan losses	300	575
Recoveries on loans previously charged-off	27	3
Loans charged-off	-49	-289
-------------------------------------------------------------------------------------------------------------------------------------------------
Balance at end of period	5,139	4,558
======================================================================================
Allowance as a % of total loans, net of unearned discount and net deferred loan fees	1.05%	0.97%
======================================================================================
Ratio of net charge-offs to average loans outstanding (annualized)	0.01%	0.13%
======================================================================================

Control of the Company's loan quality is continually monitored by management and is reviewed by the Board of Directors and loan committee of the Bank on a monthly basis, subject to oversight by the Company's Board of Directors through its members who serve on the Bank loan committee.    Internal loan review is primarily the responsibility of the Loan Review Department.    The Loan Review Department measures risk in the Company's loan portfolio through (i) an in-depth credit review which emphasizes larger and newer commercial and commercial real estate credits, (ii) a system of process reviews for all retail loan portfolios, (iii) attendance at loan committee meetings and (iv) the completion of monthly monitoring activities evaluating the classification of delinquent and non-accrual loans.    Additions are made to the allowance for loan losses, through a charge to earnings through the provision for loan losses, in the amount determined necessary to maintain the adequacy of the allowance based on a variety of factors, including actual charge-offs during the year, historical loss experience and delinquent loans.    Although management believes the allowance for loan losses is adequate to cover any potential losses, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future.

Deposits
The following table sets forth deposits at the periods indicated:

	June 30,	Percent of	Dec. 31,	Percent of
	2001	Deposits	2000	Deposits
	-------------------------------		-------------------------------
	(Dollars in thousands)
NOW and money market accounts	$241,859	52.41%	$226,086	46.07%
Savings	21,435	4.65%	20,927	4.26%
Time	138,429	30.00%	178,630	36.40%
Demand	59,714	12.94%	65,075	13.26%
--------------------------------------------------------------------------------------------------------------------------------------
Total	$461,437	100.00%	$490,718	100.00%
===============================================================================

Liquidity and Capital Resources
Shareholders' Equity and Capital Standards

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.    Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's growth and financial condition.    The regulations require the Company and the Bank to meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting principles.    The capital classifications are also subject to qualitative judgments by federal banking regulators about risk weightings and other factors.

Quantitative measures established by Federal regulations to ensure capital adequacy require the Company and the Bank to maintain minimum ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to total average assets (as defined in the regulations).    As of June 30, 2001, the Company's actual total capital to risk-weighted assets ratio was 11.20%.    As of June 30, 2001, the ratio of the Bank's total capital to risk-weighted assets was 11.51% indicating that the Bank is considered "well capitalized."

The required ratios and the Company's and Bank's actual ratios as of June 30, 2001 are presented below:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	----------------------------		---------------------------		----------------------------
	Amounts	Ratio	Amounts	Ratio	Amounts	Ratio
	----------------------------		---------------------------		----------------------------
	(Dollars in thousands)
Total Capital (to risk Weighted Assets):
Consolidated	$50,871	11.20%	$36,330	8.00%	Not Applicable
Bank	52,022	11.51%	36,170	8.00%	$45,213	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$40,745	8.97%	$18,165	4.00%	Not Applicable
Bank	46,717	10.33%	18,085	4.00%	$27,128	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$40,745	6.99%	$23,311	4.00%	Not Applicable
Bank	46,717	8.03%	23,269	4.00%	$29,087	5.00%

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

The Bank's core deposits, the most stable source of liquidity for community banks due to the nature of long-term relationships generally established with depositors and the security of deposit insurance provided by the FDIC, are available to provide long-term liquidity.    At June 30, 2001 and December 31, 2000, 32.44% and 30.49%, respectively, of the Company's total assets were funded by NOW accounts and demand deposits.

Liquid assets refer to the Company's money market assets such as cash and due from banks, federal funds sold and interest-bearing time deposits with financial institutions, as well as securities available for sale and securities held-to-maturity with a remaining maturity less than one year.    Net liquid assets represent the sum of the liquid asset categories less the amount of assets pledged to secure public funds on deposit with the Bank.    As of June 30, 2001 and December 31, 2000, net liquid assets totaled approximately $35.0 million and $68.7 million, respectively.

The Company's cash flows are composed of three classifications:    cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities.    Net cash provided by operating activities consists primarily of earnings.    Net cash used in investing activities, consisting primarily of loan and investment funding, was $6.1 million at June 30, 2001 as compared to cash used of $40.3 million for the same period in 2000.    Net cash used in financing activities was $29.7 million at June 30, 2001 as compared to cash provided of $37.0 million at June 30, 2000.

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
Any significant delays or difficulties in completing the pending sale of the Company to BankFinancial;
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

In order to evaluate its asset/liability sensitivity, management employs a measurement tool which determines exposure to changes in interest rates by measuring the percentage change in net interest income over a one-year time horizon due to changes in rates.    Management measures such percentage change assuming an instantaneous permanent parallel shift in the yield curve of 100 and 200 basis points, both upward and downward.    The model uses an option-based pricing approach to estimate the sensitivity of mortgage loans.    The most significant embedded option in these types of assets is the prepayment option of the borrowers.    The model uses various prepayment assumptions depending upon the type of mortgage instrument (residential mortgages, commercial mortgages, mortgage-backed securities, etc.).    Prepayment rates for mortgage instruments ranged from 5 to 48 CPR (Constant Prepayment Rate) as of June 30, 2001 and December 31, 2000.

Utilizing this measurement concept, the interest rate risk of the Company, expressed as a percentage change in net interest income that would occur over a one-year time horizon due to certain assumed changes in interest rates, at June 30, 2001 and December 31, 2000, was as follows:

	Basis Point Change
	------------------------------------------------------------------------
	200	100	-100	-200
	--------------------------------		--------------------------------
At June 30, 2001	-8.20%	-4.10%	2.40%	2.00%
At December 31, 2000	-4.60%	-2.30%	0.80%	0.70%

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

Item 6:	Exhibits and Reports on Form 8-K
(a) Exhibits
	Exhibits Number	Exhibit Title
	2.1	Form of Agreement and Plan of Organization between the Company and BankFinancial (incorporated by reference to Exhibit 2.1 of the Company's Form 8-K/A filed with the Commission on June 8, 2001).
	2.2	Form of Option Agreement between the Company and BankFinancial (incorporated by reference to Exhibit 2.2 of the Company's Form 8-K/A filed with the Commission on June 8, 2001).
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

Success Bancshares, Inc.
---------------------------------------------------------------
(Registrant)

August 14, 2001	/s/ Wilbur G. Meinen, Jr.
--------------------------------------------------	---------------------------------------------------------------
Date	Wilbur G. Meinen, Jr. Chairman, President & Chief Executive Officer

August 14, 2001	/s/ Kurt C. Felde
--------------------------------------------------	---------------------------------------------------------------
Date	Kurt C. Felde Executive Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibits Number	Exhibit Title
2.1	Form of Agreement and Plan of Organization between the Company and BankFinancial (incorporated by reference to Exhibit 2.1 of the Company's Form 8-K/A filed with the Commission on June 8, 2001).
2.2	Form of Option Agreement between the Company and BankFinancial (incorporated by reference to Exhibit 2.2 of the Company's Form 8-K/A filed with the Commission on June 8, 2001).
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