Form 10-Q
period 2001-09-30
SUCCESS BANCSHARES INC
filed 2001-11-13
CIK 1009569

U.S. Securities and Exchange Commission Washington, D.C. 20549
FORM 10-Q

[ x ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2001
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

Yes [ x ]	No [ ]
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common stock: 2,442,874 shares, $0.001 par value, outstanding as of October 30, 2001.

Success Bancshares, Inc. and Subsidiaries Consolidated Balance Sheets September 30, 2001 and December 31, 2000 (Unaudited)
	Sept. 30, 2001	Dec. 31. 2001
----------------------------------------------------------------------------------------------------------------------------------------------------
	(In thousands)
ASSETS
Cash and cash equivalents	$22,019	$63,114
Securities available-for-sale	37,895	35,366
Real estate loans held-for-sale	1,229	493
Loans, less allowance for loan losses of $5,228 at September 30, 2001
and $4,861 at December 31, 2000	493,526	480,711
Premises and equipment, net	8,703	9,438
Interest receivable	3,361	3,736
Other real estate owned	-	1,100
Other assets	5,969	7,363
----------------------------------------------------------------------------------------------------------------------------------------------------
Total Assets	$572,702	$601,321
========================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non-interest bearing deposits	$62,603	$65,075
Interest bearing deposits	383,703	425,643
----------------------------------------------------------------------------------------------------------------------------------------------------
Total deposits	446,306	490,718
Note Payable	2,750	2,500
Federal funds purchased	15,000	-
Federal Home Loan Bank advances	53,780	53,987
Securities sold under repurchase agreements	-	1,717
Demand notes payable to U.S. Government	2,898	1,475
Trust preferred securities	15,000	15,000
Interest payable and other liabilities	5,447	6,546
----------------------------------------------------------------------------------------------------------------------------------------------------
Total Liabilities	541,181	571,943

Shareholders equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued	-	-
Common stock, $0.001 par value, 7,500,000 shares authorized,
At September 30, 2001: 3,074,326 shares issued and 2,442,874 shares outstanding
At December 31, 2000: 3,074,326 shares issued and 2,433,461 shares outstanding	3	3
Additional paid-in capital	25,450	25,399
Retained earnings	11,895	10,467
Treasury stock	(6,580)	(6,674)
Loans to Employee Stock Ownership Plan	-	(33)
Accumulated other comprehensive income	753	216
----------------------------------------------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity	31,521	29,378
----------------------------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity	$572,702	$601,321
========================================================================================
See accompanying notes to the Unaudited Consolidated Financial Statements

Success Bancshares, Inc. and Subsidiaries Consolidated Statements of Income Three and Nine Months Ended September 30, 2001 and 2000 (Unaudited)

	3 Months Ended		9 Months Ended
	Sept. 30,		Sept. 30,
	-----------------------------		----------------------------
	2001	2000	2001	2000
----------------------------------------------------------------------------------------------------			----------------------------
(In thousands, except per share data)			(In thousands, except per share data)
Interest income
Loans (including fee income)	$9,073	$10,265	$28,934	$29,022
Investment securities
Taxable	433	369	1,310	1,131
Exempt from federal income tax	114	132	346	399
----------------------------------------------------------------------------------------------------			----------------------------
Other interest income	39	42	638	44
----------------------------------------------------------------------------------------------------			----------------------------
	9,659	10,808	31,228	30,596

Interest expense
Deposits	3,861	5,183	14,038	13,925
Note payable	36	44	129	46
Federal Home Loan Bank advances	837	509	2,487	1,618
Other borrowings	35	91	73	465
Trust preferred securities	332	336	1,003	1,007
----------------------------------------------------------------------------------------------------			----------------------------
	5,101	6,163	17,730	17,061
----------------------------------------------------------------------------------------------------			----------------------------

Net interest income	4,558	4,645	13,498	13,535
Provision for loan losses	80	150	380	725
----------------------------------------------------------------------------------------------------			----------------------------
Net interest income after provision for loan losses	4,478	4,495	13,118	12,810
----------------------------------------------------------------------------------------------------			----------------------------

Other operating income
Service charges on deposit accounts	569	609	1,812	1,879
Gain (loss) on sale of loans	43	35	153	36
Gain on sale of fixed assets, net	-	-	-	53
Gain on sale of real estate owned	-	-	62	-
Net credit card processing income	(21)	2	(15)	7
Other non-interest income	82	135	278	304
----------------------------------------------------------------------------------------------------			----------------------------
	673	781	2,290	2,279
----------------------------------------------------------------------------------------------------			----------------------------

Other operating expense
Salaries and employee benefits	2,147	2,178	6,428	6,575
Occupancy and equipment expense	1,071	1,044	2,671	3,051
Data processing	230	190	649	617
Other non-interest expense	1,598	930	3,529	2,853
----------------------------------------------------------------------------------------------------			----------------------------
	5,046	4,342	13,277	13,096
----------------------------------------------------------------------------------------------------			----------------------------

Income before income taxes	105	934	2,131	1,993

Income tax expense (benefit)	49	289	701	559
-------------------------------------------------------------------------------------------------			----------------------------
Net income	$56	$645	$1,430	$1,434
===========================================================			=================
Basic earnings per share	$0.02	$0.26	$0.59	$0.56
Diluted earnings per share	$0.02	$0.26	$0.57	$0.56

See accompanying notes to the Unaudited Consolidated Financial Statements

Success Bancshares, Inc. and Subsidiaries Consolidated Statements of Cash Flow Nine Months Ended September 30, 2001 and 2000 (Unaudited)
	Nine Months Ended
	September 30, 2001
	-----------------------------------------
	2001	2000
-------------------------------------------------------------------------------------------------------------------------------------------
	(In thousands)

Net cash provided by operating activities	$2,433	$2,363
-------------------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	12,791	2,695
Purchases of available-for-sale securities	(14,449)	(138)
Net increase in loans	(13,390)	(44,428)
Proceeds from the sale of other real estate owned	1,365	-
Proceeds from sale of premises and equipment	-	482
Premises and equipment expenditures	(307)	(845)
-------------------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities	(13,990)	(42,234)
-------------------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
(Decrease) increase in non-interest bearing deposits	(2,472)	1,060
(Decrease) increase in interest bearing deposits	(41,940)	69,557
Increase (decrease) in demand notes payable to U.S. Government	1,423	(1,503)
Decrease in securities sold under agreements to repurchase	(1,717)	(2,747)
Net decrease in Federal Home Loan Bank advances	(207)	(16,892)
Increase in federal funds purchased	15,000	-
Increase in note payable	250	2,000
Purchase of common shares for treasury	-	(3,207)
Proceeds from issuance of treasury shares	92	112
Principal payment on ESOP loan	33	-
-------------------------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities	(29,538)	48,380
-------------------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents	(41,095)	8,509

Cash and cash equivalents at beginning of period	63,114	17,057
-------------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period	$22,019	$25,566
==================================================================================
See accompanying notes to the Unaudited Consolidated Financial Statements

Success Bancshares, Inc. and Subsidiaries
NOTE 1:	Basis of Presentation

The financial information of Success Bancshares, Inc. and subsidiaries (the Company) included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The interim financial statements should be read in conjunction with the Company's Annual Report, Form 10-K and Form 10-K/A for the period ended December 31, 2000. The results of the interim period ended September 30, 2001 are not necessarily indicative of the results expected for the year ending December 31, 2001.

NOTE 2:	Earnings Per Share

Basic earnings per share (EPS) excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or resulted in the issuance of common stock that then shared in the earnings of the entity.

The following tables summarize the computation of earnings per share for the periods indicated:

	For the Three Months Ended September 30,
	-----------------------------------------------------------------------
	2001			2000
	--------------------------------------			--------------------------------------
	Income (Num.)	Share (Den.)	Per-Shr. Amt.	Income (Num.)	Share (Den.)	Per-Shr. Amt.
	-----------------------------------------------------------------------
	(In thousands, except per share amounts)
Basic EPS
Income available to common shareholders	$56	2,443	$0.02	$645	2,436	$0.26
Effect of Dilutive Securities
Options	-	90		-	9
	--------------------			--------------------
Diluted EPS
Income available to common shareholders	$56	2,533	$0.02	$645	2,445	$0.26
	===========================================

	For the Nine Months Ended September 30,
	-----------------------------------------------------------------------
	2001			2000
	--------------------------------------			--------------------------------------
	Income (Num.)	Share (Den.)	Per-Shr. Amt.	Income (Num.)	Share (Den.)	Per-Shr. Amt.
	-----------------------------------------------------------------------
	(In thousands, except per share amounts)
Basic EPS
Income available to common shareholders	$1,430	2,440	$0.59	$1,434	2,549	$0.56
Effect of Dilutive Securities
Options	-	62		-	1
	--------------------			--------------------
Diluted EPS
Income available to common shareholders	$1,430	2,502	$0.57	$1,434	2,550	$0.56
	===========================================

NOTE 3:	Comprehensive Income

For the three and nine month periods ended September 30, 2001, accumulated other comprehensive income increased $279 thousand and $537 thousand, respectively. For the comparable periods in 2000, accumulated other comprehensive income increased $177 thousand and $120 thousand, respectively.

NOTE 4:	Trust Preferred Securities

On May 19, 1998, the Company issued $15 million of Trust Preferred Securities ("Securities") through Success Capital Trust I ("Trust"), a statutory business trust and wholly owned subsidiary of the Company. The Securities pay cumulative cash distributions quarterly at an annual rate of 8.95%. Proceeds from the sale of the Securities were invested by the Trust in 8.95% Junior Subordinated Deferrable Interest Debentures issued by the Company which represent all of the assets of the Trust. The Securities are subject to mandatory redemption, in whole or in part, upon repayment of the Junior Subordinated Debentures at the stated maturity or their earlier redemption, in each case at a redemption price equal to the aggregate liquidation preference of the Securities plus any accumulated and unpaid distributions thereon to the date of redemption. Prior redemption is permitted under certain circumstances such as changes in tax and investment company regulations. The Company fully and unconditionally guarantees the Securities through the combined operation of the debentures and other related documents. The Company's obligations under the guarantee are unsecured and subordinate to senior and subordinated indebtedness of the Company and the Bank.

NOTE 5:	Recent Accounting Developments

In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. Management does not anticipate that the adoption of this Statement will have a significant effect on the Company's financial statements.

In August 2001, the FASB issued SFAS No. 143, "Asset Retirement Obligations". This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operations of a long-lived asset, except for certain obligations of lessees. As used in this Statement, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not anticipate that the adoption of this Statement will have a significant effect on the Company's financial statements.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" which established accounting and reporting standards requiring all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. The Provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001 and, in addition, to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later.

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

There are two exceptions to the date at which this Statement becomes effective:
o	Goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the nonamortization and amortization provisions of this Statement.
o

The provisions of this Statement will not be applicable to goodwill and other intangible assets arising from combinations between mutual enterprises or to not-for-profit organizations until the FASB completes its deliberations with respect to application of the purchase method by those entities.

The Company has not quantified the impact of adopting these statements on its financial position or results of its operations.

On January 2, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities" as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The adoption of the standard did not have an impact on the financial statements of the Company.

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

On May 21, 2001, the Company announced the signing of a definitive merger agreement providing for the sale of the Company to BankFinancial Corporation ("BankFinancial") at a price of $19.00 per share. On October 24, 2001, at the Company's Annual Meeting of Stockholders, the Agreement and Plan of Reorganization by and among BankFinancial, Financial Federal MHC, Inc., BFIN Acquisition Corporation and the Company, dated as of May 21, 2001 pursuant to which the Company will be acquired by BankFinancial was voted upon and approved. The transaction has received the requisite regulatory approval and is expected to close on or about November 17, 2001.

Results of Operations
Net Income

Net income for the quarter ended September 30, 2001 was $56 thousand, a decrease of $589 thousand or 91.3% from net income of $645 thousand for the comparable quarter in 2000, primarily attributable to a $700 thousand merger-related charge recorded in the third quarter. On a per share basis, earnings decreased to $0.02 per diluted share for the third quarter of 2001 from $0.26 per diluted share for the comparable 2000 quarter. For the nine-month periods ended September 30, 2001 and 2000, net income was $1.4 million. Diluted earnings per share for the current nine-month period was $0.57, an increase of $0.01 per diluted share or 1.8% over the $0.56 per diluted share reported for the comparable period of 2000.

Net Interest Income

The Company's major source of earnings is net interest income. The related net interest margin represents the net interest income expressed as a percentage of average interest earning assets during the period. The following table sets forth information relating to the Company's consolidated average balance sheets, interest income and interest expense, and reflects the average yield on assets and cost of liabilities for the nine-month periods ended September 30, 2001 and 2000. The yields and costs include adjustments for accretion and amortization of deferred fees and costs.

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
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Assets	(Dollars in thousands)
Loans (1) (2)	$492,714	$29,082	7.87%	$457,940	$29,158	8.49%
Taxable investment securities	28,108	1,310	6.21%	24,264	1,139	6.26%
Investment securities exempt from
Federal income tax (1)	9,622	525	7.27%	10,846	604	7.43%
Interest bearing deposits with
financial institutions	1,556	50	4.28%	214	9	5.61%
Other interest earning assets	15,310	588	5.12%	545	27	6.61%
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Total interest earning assets	$547,310	$31,555	7.69%	$493,809	$30,937	8.35%
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Non-interest earning assets	28,261			28,691
Total assets	$575,571			$522,500
============================================================================================

Liabilities & Shareholders' Equity
Deposits:
NOW & money market accounts	$233,981	$6,648	3.79%	$191,321	$6,485	4.52%
Savings deposits	21,033	291	1.84%	22,188	313	1.88%
Time deposits	151,472	7,099	6.25%	156,476	7,127	6.07%
Note payable	2,522	129	6.82%	708	46	8.66%
Other borrowings	71,159	3,563	6.68%	61,021	3,090	6.75%
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities	480,167	17,730	4.92%	431,714	17,061	5.27%
Demand deposits - non-interest bearing	60,127			58,120
Other non-interest bearing liabilities	4,795			3,330
Shareholders' equity	30,482			29,336
-----------------------------------------------------------------------------------------------------------------------------------------------------------
Total liabilities & shareholders' equity	$575,571			$522,500
=========================================				=========
Net Interest Income		$13,825			$13,876
		=======			=======
Net Yield on Interest Earning Assets			3.37%			3.75%
			=======			=======
------------------------------------------------------------
(1)	Tax-exempt income reflected on a fully tax equivalent basis utilizing a 34% rate for all years presented.
(2)	Non-accrual loans are included in average loans.

Net interest income for the nine months ended September 30, 2001 was $13.5 million, essentially the same as the amount recorded for the comparable period in 2000. The Company's net interest margin on a tax equivalent basis for the nine months ended September 30, 2001 was 3.37% as compared to 3.75% for the nine months ended September 30, 2000. The Company's net interest margin for fiscal 2000 was 3.70%. The deterioration in the Company's net interest margin is largely due to the impact of decreasing interest rates. While the Company currently has a slightly negative cumulative one-year gap position, which would have a favorable impact on the Company's net interest margin in a falling interest rate environment, the Company's gap position in the four to six month range is positive, resulting in a short-term deterioration in net interest margin. To better manage the Company's interest rate sensitivity, management reduced the Company's one-year gap position from negative 18.0% at December 31, 1999 to negative 3.1% at September 30, 2001. This was primarily accomplished through the use of indexed loan and deposit products. Management anticipates that the market interest rate decreases experienced during 2001 will have a favorable impact on the Company's net interest margin during the fourth quarter of 2001.

The following table represents a reconciliation of the change in fully tax equivalent net interest income from the comparable period in 2000.

(In thousands)
----------------------
Fully tax equivalent net interest income for the nine months ended September 30, 2000	$13,876
Change due to average earning assets fluctuations	1,190
Change due to interest rate fluctuations	(1,241)
----------------------------------------------------------------------------------------------------------------------------------------------------------
Fully tax equivalent net interest income for the nine months ended September 30, 2001	$13,825
============================================================================================

Other Operating Income

For the nine-month period ended September 30, 2001 other operating income was $2.3 million, a slight increase over the comparable period in 2000. For the nine-month period ended September 30, 2001, service charges on deposit accounts amounted to $1.8 million, slightly less than the comparable period in 2000. The gain on sale of residential one-to-four family loans was $153 thousand for the nine-month period ended September 30, 2001, an increase of $117 thousand, or 325.0%, from the $36 thousand recorded for the same period in 2000. The gain is due primarily to increased loan volumes resulting primarily from decreasing long-term interest rates. Additionally, for the nine-month period ended September 30, 2001, other noninterest income amounted to $278 thousand, a decrease of $26 thousand, or 8.6%, from the $304 thousand recorded for the comparable period in 2001.

Other Operating Expenses

Other operating expenses were $5.0 million for the quarter ended September 30, 2001, an increase of $704 thousand, or 16.2%, as compared to $4.3 million for the comparable quarter in 2000. The increase in other noninterest expense during the current quarter is largely the result of establishing an accrued merger expense account of $700 thousand. Salary and employee benefits expense was $2.1 million for the current quarter in 2001, a slight decrease over the comparable quarter in 2000 reflecting reduced staffing levels related to the branch closings in 2000. Occupancy expense increased $27 thousand, or 2.6%, to $1.1 million for the quarter ended September 30, 2001 as compared to the same quarter in 2000. The increase in occupancy expense is primarily the result of recording a $238 thousand charge to adjust the Chicago Loop lease loss estimates originally recorded in 2000. The charge reflects those costs associated with finalizing the sublease of the former branch office space. For the three months ended September 30, 2001, other noninterest expense increased $668 thousand, or 71.8%, to $1.6 million from the comparable period in 2000, due to the merger related charge.

For the nine-month period ended September 30, 2001, other operating expenses increased $181 thousand, or 1.4%, to $13.3 million as compared to the same period in 2000. Salary and employee benefits were $6.4 million for the first nine months of 2001, a decrease of $147 thousand, or 2.2% versus the comparable period in 2000. Occupancy expense decreased $380 thousand, or 12.5%, to $2.7 million for the nine months ended September 30, 2001 as compared to the same period in 2000. Other noninterest expense increased $676 thousand to $3.5 million for the nine-month period ended September 30, 2001 as compared to $2.9 million for the same period in 2000.

Financial Condition
Loans

The loan portfolio is the largest category of the Company's interest earning assets. At September 30, 2001, total loans were $498.7 million, an increase of $13.2 million, or 2.7%, from total loans of $485.6 million at December 31, 2000. As the table below indicates, the growth in the loan portfolio is primarily attributable to growth in real estate mortgages, which increased $28.5 million, or 11.5%, to $276.4 million, compared to $247.8 million at December 31, 2000. Of the $276.4 million in real estate mortgages reported at September 30, 2001, approximately $204.3 million, or 73.9%, were classified as commercial real estate loans. At September 30, 2001 commercial loans totaled $110.9 million, a decrease of $12.5 million, or 10.1%, from $123.4 million at December 31, 2000. The decrease in commercial loan balances is primarily attributed to the unanticipated repayment of a number of outstanding loans.

The following table sets forth the composition of the loan portfolio at the dates indicated:
	September 30, 2001		December 31, 2000
	-----------------------------		--------------------------------
	Amount	Percent of Portfolio	Amount	Percent of Portfolio
	-----------------------------		--------------------------------
	(Dollars in thousands)
Commercial	$110,916	22.24%	$123,422	25.42%
Real estate - construction	36,427	7.30%	30,843	6.35%
Real estate - mortgage	276,355	55.42%	247,840	51.04%
Home equity	73,567	14.75%	80,498	16.58%
Installment	548	0.11%	2,603	0.54%
Credit cards	926	0.18%	350	0.07%
---------------------------------------------------------------------------------------------------------------------------------------------------------
Total gross loans	498,739	100.00%	485,556	100.00%
		========		========
Net deferred loan fees	101		171
Unaccreted discount resulting from loss on transfer of loans
from held-for-sale to portfolio	(86)		(155)
-----------------------------------------------------------------------------------------------------			-----------------
Loans net of unearned discount and net deferred loan fees	498,754		485,572
Allowance for loan losses	(5,228)		(4,861)
-----------------------------------------------------------------------------------------------------			-----------------
Net loans	$493,526		$480,711
============================================================			==========
Allowance to gross loans	1.05%		1.00%
Non-Performing Assets

The following table summarizes the balances of non-performing assets which includes (a) non-performing loans and (b) other real estate owned. Non-performing loans include: (1) loans accounted for on a non-accrual basis; (2) accruing loans contractually past due 90 days or more as to interest or principal payment; and (3) loans whose terms have been renegotiated to provide for a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower. The Company has a reporting and control system to monitor non-performing loans.

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

	September 30, 2001	December 31, 2000
	----------------------------------------------------
	(Dollars in thousands)
Non-performing loans:
Non-accrual	$10,273	$1,948
90 days or more past due, still accruing	57	-
Restructured	-	-
----------------------------------------------------------------------------------------------------------------------------------
Total non-performing loans	10,330	1,948
Other real estate owned	-	1,100
----------------------------------------------------------------------------------------------------------------------------------
Total non-performing assets	$10,330	$3,048
=============================================================================
Non-performing loans to loans, net of unearned discount
and net deferred loan fees	2.07%	0.40%
=============================================================================
Non-performing loans to allowance for loan losses	197.59%	40.07%
=============================================================================

The net increase in non-accrual loans of $8.3 million from December 31, 2000 to September 30, 2001 resulted primarily from the classification of three additional loans with an aggregate balance of $8.9 million. In late January 2001, the Company placed a $4.6 million loan on non-accrual status subsequent to receiving notification from the borrower that a material contract supporting the debt service payments had been cancelled. Management reviewed different strategies available to the Company and entered into a forbearance agreement with the borrower which provided for the payment of interest beginning in April 2001 and the resumption of principal and interest payments in October 2001. In August, 2001 the debtor filed Chapter 11 bankruptcy and on October 8, 2001 filed a plan of reorganization. The Company is in the process of reviewing the payment structure included in the plan. The second loan, with a balance of $1.4 million, was placed on non-accrual status during the quarter ended March 31, 2001 after having been classified as a potential problem loan at December 31, 2000. The Company and the borrower have entered into a formal forbearance agreement which provides for monthly payments. All required payments have been received on a timely basis and have been applied against the outstanding principal balance. The third loan, with a balance of $3.0 million, was placed on non-accrual status during the third quarter of 2001. The Company has initiated foreclosure proceedings and is in the process of analyzing the collateral, two residential developments. In addition, during the third quarter other net non-accrual loan balances were reduced by $120 thousand.

Potential Problem Loans

In addition to those loans disclosed under "Non-performing Loans," there are certain loans in the portfolio which management has identified, through its problem loan identification system, which exhibit a higher than normal credit risk. Management's review of the total loan portfolio to identify loans where there is concern that the borrower will likely not be able to continue to satisfy present loan repayment terms includes considering factors such as the repayment history of individually significant loans, recent loss experience and current economic conditions. Loans in this category include those that have general risk characteristics that the loan officer believes might jeopardize the future timely collection of principal and interest payments, such as loans of borrowers that have had recent adverse operating cash flow or balance sheet trends. The principal amount of loans in this category as of September 30, 2001 and December 31, 2000 was approximately $6.2 million and $9.1 million, respectively. Of the eight loans classified as potential problem loans at December 31, 2000, one loan in the amount of $1.8 million was placed on non-accrual status, two loans in the aggregate amount of $804 thousand were repaid and the remaining loans with a combined current balance of $5.5 million are still considered potential problem loans. During the nine-month period ended September 30, 2001 three additional loans with an aggregate balance of $629 thousand were added by management to this category of loans. At September 30, 2001, there were no significant loans which were classified by any bank regulatory agency as either non-performing or potential problem loans that are not included above.

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

The following table summarizes transactions in the allowance for loan losses for the periods indicated:

Nine Months Ended September 30,
-----------------------------------------------
2001		2000
-----------------------------------------------
(Dollars in thousands)
Balance at beginning of year	$4,861	$4,269
Provision for loan losses	380	725
Recoveries on loans previously charged-off	37	39
Loans charged-off	(50)	(395)
-------------------------------------------------------------------------------------------------------------------------------------------------
Balance at end of period	5,228	4,638
======================================================================================
Allowance as a % of total loans, net of unearned discount and net deferred loan fees	1.05%	0.98%
======================================================================================
Ratio of net charge-offs to average loans outstanding (annualized)	0.00%	0.10%
======================================================================================

Deposits

The following table sets forth deposits at the periods indicated:

	Sept. 30,	Percent of	Dec. 31,	Percent of
	2001	Deposits	2000	Deposits
	-------------------------------		-------------------------------
	(Dollars in thousands)
NOW and money market accounts	$245,339	54.97%	$226,086	46.07%
Savings	21,207	4.75%	20,927	4.26%
Time	117,157	26.25%	178,630	36.40%
Demand	62,603	14.03%	65,075	13.26%
--------------------------------------------------------------------------------------------------------------------------------------
Total	$446,306	100.00%	$490,718	100.00%
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

Quantitative measures established by Federal regulations to ensure capital adequacy require the Company and the Bank to maintain minimum ratios (set forth in the table below) of Tier 1 capital (as defined in the regulations) to total average assets (as defined in the regulations). As of September 30, 2001, the Company's actual total capital to risk-weighted assets ratio was 11.06%. As of September 30, 2001, the ratio of the Bank's total capital to risk-weighted assets was 11.54% indicating that the Bank is considered "well capitalized."

The required ratios and the Company's and Bank's actual ratios as of September 30, 2001 are presented below:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	----------------------------		---------------------------		----------------------------
	Amounts	Ratio	Amounts	Ratio	Amounts	Ratio
	----------------------------		---------------------------		----------------------------
	(Dollars in thousands)
Total Capital (to risk Weighted Assets):
Consolidated	$51,153	11.06%	$37,011	8.00%	Not Applicable
Bank	53,114	11.54%	36,814	8.00%	$46,018	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$40,981	8.86%	$18,506	4.00%	Not Applicable
Bank	47,690	10.36%	18,407	4.00%	$27,611	6.00%
Tier 1 Capital (to Average Assets):
Consolidated	$40,981	7.12%	$23,023	4.00%	Not Applicable
Bank	47,690	8.30%	22,983	4.00%	$28,729	5.00%

Operating, Investing and Financing Activities

Liquidity management at the Bank involves planning to meet anticipated funding needs at a reasonable cost. Liquidity management is guided by policies formulated and monitored by the Company's senior management and the Bank's asset/liability committee, which take into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments. The Bank's principal sources of funds are deposits, short-term borrowings and capital contributions by the Company. Borrowings by the Bank from the Federal Reserve Bank of Chicago and Federal Home Loan Bank of Chicago provide additional available sources of liquidity. The Company's primary source of liquidity is a line of credit with a commercial bank secured by the common stock of the Bank.

The Bank's core deposits, the most stable source of liquidity for community banks due to the nature of long-term relationships generally established with depositors and the security of deposit insurance provided by the FDIC, are available to provide long-term liquidity. At September 30, 2001 and December 31, 2000, 32.60% and 30.49%, respectively, of the Company's total assets were funded by NOW accounts and demand deposits.

Liquid assets refer to the Company's money market assets such as cash and due from banks, federal funds sold and interest-bearing time deposits with financial institutions, as well as securities available for sale and securities held-to-maturity with a remaining maturity less than one year. Net liquid assets represent the sum of the liquid asset categories less the amount of assets pledged to secure public funds on deposit with the Bank. As of September 30, 2001 and December 31, 2000, net liquid assets totaled approximately $27.4 million and $68.7 million, respectively.

The Company's cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities consists primarily of earnings. Net cash used in investing activities, consisting primarily of loan and investment funding, was $14.0 million at September 30, 2001 as compared to cash used of $42.2 million for the same period in 2000. Net cash used in financing activities was $29.5 million at September 30, 2001 as compared to cash provided of $48.4 million at September 30, 2000.

Forward Looking Statements

Statements made about the Company's future economic performance, strategic plans or objectives, revenues or earnings projections, or other financial predictions and similar statements are not guarantees of future performance, but are forward looking statements. By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those predicted in the statements. Important factors that might cause the Company's actual results to differ materially include, but are not limited to, the following:

o	Federal and state legislative and regulatory developments;
o	The impact of continued loan and deposit promotions on the Company's net interest margin;
o	Changes in management's estimate of the adequacy of the allowance for loan losses;
o	Increases in loan delinquencies and write-offs;
o	Interest rate movements and their impact on customer behavior and the Company's net interest margin;
o	The impact of interest rate sensitivity restructuring activities;
o	The impact of repricing and competitors' pricing initiatives on loan and deposit products;
o	The Company's ability to adapt successfully to technological changes to meet customers' needs and developments in the marketplace;
o	Any significant delays or difficulties in completing the pending sale of the Company to BankFinancial;
o	Changes in levels and direction of problem loans and writeoffs;
o	The Company's ability to access cost effective funding; and
o	Changes in financial markets and general economic conditions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

In order to evaluate its asset/liability sensitivity, management employs a measurement tool which determines exposure to changes in interest rates by measuring the percentage change in net interest income over a one-year time horizon due to changes in rates. Management measures such percentage change assuming an instantaneous permanent parallel shift in the yield curve of 100 and 200 basis points, both upward and downward. The model uses an option-based pricing approach to estimate the sensitivity of mortgage loans. The most significant embedded option in these types of assets is the prepayment option of the borrowers. The model uses various prepayment assumptions depending upon the type of mortgage instrument (residential mortgages, commercial mortgages, mortgage-backed securities, etc.). Prepayment rates for mortgage instruments ranged from 5 to 48 CPR (Constant Prepayment Rate) as of September 30, 2001 and December 31, 2000.

Utilizing this measurement concept, the interest rate risk of the Company, expressed as a percentage change in net interest income that would occur over a one-year time horizon due to certain assumed changes in interest rates, at September 30, 2001 and December 31, 2000, was as follows:

	Basis Point Change
	------------------------------------------------------------------------
	200	100	-100	-200
	--------------------------------		--------------------------------
At September 30, 2001	(8.6%)	(4.2%)	1.9%	1.3%
At December 31, 2000	(4.6%)	(2.3%)	0.8%	0.7%

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

Item 6:	Exhibits and Reports on Form 8-K
(a) Exhibits
	Exhibits Number	Exhibit Title
	2.1	Agreement and Plan of reorganization between the Company and BankFinancial (incorporated by reference to Exhibit 2.1 of the Company's Form 8-K/A filed with the Commission on June 8, 2001).
	2.2	Option Agreement between the Company and BankFinancial (incorporated by reference to Exhibit 2.2 of the Company's Form 8-K/A filed with the Commission on June 8, 2001).
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
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Success Bancshares, Inc.
---------------------------------------------------------------
(Registrant)

November 9, 2001	/s/ Wilbur G. Meinen, Jr.
--------------------------------------------------	---------------------------------------------------------------
Date	Wilbur G. Meinen, Jr. Chairman, President & Chief Executive Officer

November 9, 2001	/s/ Kurt C. Felde
--------------------------------------------------	---------------------------------------------------------------
Date	Kurt C. Felde Executive Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibits Number	Exhibit Title
2.1	Agreement and Plan of reorganization between the Company and BankFinancial (incorporated by reference to Exhibit 2.1 of the Company's Form 8-K/A filed with the Commission on June 8, 2001).
2.2	Option Agreement between the Company and BankFinancial (incorporated by reference to Exhibit 2.2 of the Company's Form 8-K/A filed with the Commission on June 8, 2001).
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